Form 10-Q
period 2011-06-30
New Western Energy Corp
filed 2011-08-15
CIK 1479488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-125314

NEW WESTERN ENERGY CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	7929 (Primary Standard Industrial Classification Code Number)	26-3640580 (I.R.S. Employer Identification No.)

20 Truman, Suite 204, Irvine, CA 92620

(Address of principal executive offices)

(949) 435-0977

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐ No  ☑

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at August 11, 2011 was 64,143,533.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

 Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated

.

PART I.

Item 1.  Financial Statements.

New Western Energy Corporation and Subsidiary
Condensed Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$ 9,782	$ 109,655
Notes receivable	20,000	5,000
Marketable securities	97,500	-
Prepaid expenses and other current assets	89,158	12,775
Total current assets	216,440	127,430

Property and equipment, net	1,754	2,606
Oil and gas properties, net	384,035	489,835
Mineral properties	176,430	176,430
Other assets	1,450	1,450
Total Assets	$ 780,109	$ 797,751

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 16,687	$ 7,363
Accrued expenses	3,800	800
Officer's compensation	30,000	-
Shareholder deposit	15,000	-
Payable to related party	89,252	2,252
Total current liabilities	154,739	10,415

Commitments and contingencies (Note 7)

Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 64,143,533 and 63,973,533 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	6,414	6,397
Additional paid in capital	1,216,614	1,165,631
Accumulated other comprehensive loss	(52,500)	-
Accumulated deficit	(545,158)	(384,692)
Total Stockholders' Equity	625,370	787,336

Total Liabilities and Stockholders' Equity	$ 780,109	$ 797,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$ -	$ 7,074	$ -	$ 9,569

Expenses
Depreciation and depletion	426	426	852	852
General and administrative	90,634	22,778	131,857	49,727
Exploration expenses	3,147	10,792	39,254	18,108
Oil and gas production	13,503	513	13,503	692
Total expenses	107,710	(34,509)	185,466	69,379

Other income (expenses)
Interest expense	-	(2,194)	-	(4,364)
Gain on sale of oil and gas property	25,000	-	25,000	-
Other income	-	-	-	2,300
Total other income (expense)	25,000	(2,194)	25,000	(2,064)

Loss from operations before income tax	(82,710)	(29,629)	(160,466)	(61,874)

Provision for state income tax	-	-	-	800

Net Loss	$ (82,710)	$ (29,629)	$ (160,466)	$ (62,674)

Other Comprehensive (Gain) Loss:
Unrealized loss on marketable securities	52,500	-	52,500	-

Comprehensive loss	$ (135,210)	$ (29,629)	$ (212,966)	$ (62,674)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding: basic and diluted	64,143,533	62,657,971	63,974,364	62,465,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net Loss	$ (160,466)	$ (62,674)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	852	852
Gain on sale of oil and gas property	(25,000)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(1,837)
Prepaid expenses and other current assets	(76,383)	(200)
Accounts payable	9,324	1,069
Accrued expenses	3,000	4,365
Officer's compensation	30,000	-
Related party payable	-	(283)
Net cash used in operating activities	(218,673)	(58,710)

Cash Flows From Investing Activities:
Proceeds from sale of oil and gas property	10,000	-
Disbursements for capitalized exploration costs	(44,200)	-
Net cash used in investing activities	(34,200)	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock	51,000	264,500
Proceeds from a shareholder deposit	15,000	-
Advances from related party	87,000	-
Repayment of oil, gas and mineral obligations	-	(72,500)
Net cash provided by financing activities	153,000	192,000

Net increase (decrease) in cash and cash equivalents	(99,873)	133,290

Cash and cash equivalents, beginning of the period	109,655	209

Cash and cash equivalents, end of the period	$ 9,782	$ 133,499

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$ 52,500	$ -
Sale of Doshier lease for a receivable and marketable securities	$ 175,000	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

New Western Energy Corporation (the “Company”) was incorporated in the State of Nevada on September 25, 2008. The Company’s principal business is the acquisition, exploration and development of, and production from oil, gas and mineral properties located in the United States.

On December 1, 2010, the Company formed an entity named New Western Texas Oil and Gas Corporation (“New Western Texas”) incorporated in the State of Nevada, as its wholly-owned subsidiary. New Western Texas started its operations in January 2011.

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2011, and the results of operations and cash flows for the three months and six month periods ended June 30, 2011 and 2010. The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Report on Form 10 for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company currently has on ongoing Regulation D private placement equity offering and has raised $51,000 during the six months ended June 30, 2011 and through the date of this report. At June 30, 2011, the Company has working capital of $61,701, and incurred a net loss of $160,466 during the six months ended June 30, 2011 and cash used in operating activities during the six months ended June 30, 2011 was $218,673. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary New Western Texas Oil and Gas Corporation. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of marketable securities, valuation of accounts, notes and other receivables, valuation of long-lived assets and oil, gas and mineral properties, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

New Western Energy Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

As of June 30, 2011, the levels of fair value measurements for instruments accounted for at fair value was as follows:

	Level 1	Level 2	Level 3
Marketable securities	$97,500	-	-

The Company’s other financial instruments consist principally of cash, amounts receivable, accounts payable and amounts due to related parties. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Marketable Securities

The Company invests in various marketable securities and accounts for such investments in accordance with ASC 320, “Investments - Debt and Equity Securities”.

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities that the Company may hold are treated in accordance with ASC 320 with any unrealized gains and losses included in earnings.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost.  In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company periodically reviews its investments in marketable securities and impairs any securities whose decrease in value is considered other than temporary. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information.  GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments.

New Western Energy Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At June 30, 2011, there were Class A warrants outstanding for 2,685,000 common shares, Class B warrants outstanding for 3,115,200 common shares and Class C warrants outstanding for 343,333 common shares that if exercised, may dilute future earnings per share.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3: MARKETABLE SECURITIES

Marketable securities classified as available-for-sale consisted of the following at June 30, 2011:

Equity Securities Name and Symbol	No. of Shares Held at June 30, 2011	Cost	Fair Market Value at June 30, 2011	Accumulated Unrealized Loss	Accumulated Unrealized Gain	Traded on Pink Sheets (PK) or Bulletin Board (BB)

XnE, Inc. Common Stock (XNEZ)	7,500,000	$150,000	$ 97,500	$ (52,500)	$ ---	PK

Total	7,500,000	$150,000	$ 97,500	$ (52,500)	$ ---

As of June 30, 2011, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange. It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if warranted by circumstances. The Company recorded an unrealized loss of $52,500 on the marketable securities for the three months and six months period ended June 30, 2011 compared to $0 for the same periods in 2010. The Company did not own any marketable securities during or as of December 31, 2010.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in the statement of operations and comprehensive income (loss).

The Company did not sell its marketable securities during the three months and six months period ended June 30, 2011 and 2010, respectively.

New Western Energy Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

NOTE 4: OIL AND GAS PROPERTIES AND RELATED OBLIGATIONS

The Company's aggregate capitalized costs related to oil properties consist of the following:

Unproved Properties:
Name of the property	Type	June 30, 2011 (Unaudited)	December 31, 2010
Glass Lease	Oil	$ 210,000	$ 210,000
Phillips Lease	Oil	130,000	130,000
Doshier Lease	Oil	-	100,000
Texas Lease	Oil	15,312	-
Uncompleted wells, equipment and facilities		28,888	50,000
		384,200	490,000
Accumulated depletion		(165)	(165)
Impairment loss		-	-
		$ 384,035	$ 489,835

Changes in the Uncompleted Wells, Equipment and Facilities was as follows:

Six Months Ended June 30, 2011 (Unaudited)
Beginning Balance	$50,000
Additions	28,888
Sale of lease	(50,000)
Reclassification to proved properties	-
Costs charged to expense	-
Balance at end of period	$28,888

There were no exploration well costs capitalized for more than one year following the completion of drilling.

Doshier Lease, Nowata County, Oklahoma

On October 8, 2009, the Company entered into an Agreement to acquire the Doshier Lease with RC Oil Co, Inc. (“Operator”). The Doshier Lease is comprised of 7 wells to be re-worked in Nowata County, Oklahoma. The property spans 80-acres in an area surrounded by many producing oil leases. The Company purchased a 75 percent working interest (60.94% net revenue interest) in the Doshier Lease in exchange for $200,000 payable in cash. As of December 31, 2009, $100,000 of cash was still due and recorded in oil, gas and mineral properties obligations. The Company has a right of first refusal to purchase an additional 75% in all future wells developed by the Operator which the Operator presently owns. On April 30, 2010, the Company and the Operator negotiated to amend the Agreement and agreed to reduce the purchase consideration for Doshier Lease to $100,000. Accordingly, the property and the obligation was reduced by $100,000 on April 30, 2010. During 2010, the Company incurred costs of $50,000 to work-over the oil wells and capitalized such costs. As of December 31, 2010, the Company had paid in cash to the Operator the balance owed of $100,000 for purchase of Doshier Lease and $50,000 in work-over costs.

On May 5, 2011, the Company sold its ownership interest in Doshier Lease to XnE, Inc., a third party, in exchange for a total consideration of $175,000, comprising of cash consideration of $25,000 and 7,500,000 shares of common stock of XnE, Inc. valued at $150,000. The common stock received was valued at its fair value on the date of issuance. As of June 30, 2011, the Company received cash of $10,000 and 7,500,000 shares of common stock of XnE, Inc. and the remaining balance of cash consideration of $15,000 was recorded as a note receivable from XnE, Inc. Pursuant to the sale of Doshier lease, the Company recognized a gain of $25,000 and recorded it in the accompanying statements of operations for the three month and six month periods ended June 30, 2011.

New Western Energy Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

Texas Lease

On January 27, 2011, the Company’s subsidiary New Western Texas acquired a 50% working interest (39.66 % net revenue interest) in 160 acres of oil and gas leases in Jones County, Texas for $8,000 cash. Subsequently additional acquisition costs of $7,312 were incurred. The lease was purchased subject to a Venture Agreement with a third party (Venture partner) who holds the other 50% working interest and will act as the operator for a stipulated fee. Both parties will evenly split operating expenses of the lease. Operating proceeds after royalty interests and expenses shall be distributed 50% to the Company. Additionally, a stipulated portion of the Venture partner working interest proceeds shall also be distributed to the Company until the Company recovers its acquisition and development costs of the particular lease. Subsequent to any lease purchase under this Venture Agreement, the Company may decline to develop a property in which case the Venture partner must repurchase the working interest from the Company at the then fair value of the lease working interest. The Company is required to provide the operator with a prepaid amount of $10,000 to be used to fund operating expenses within 3 days of a request by the Venture partner. During the six months ended June 30, 2011, the Company incurred $28,888 of capitalizable equipment costs classified as uncompleted wells equipment and facilities and $39,254 of non-capitalizable exploratory costs relating to the Texas lease that were expensed as incurred.

NOTE 5: MINERAL PROPERTIES AND RELATED OBLIGATIONS

The Company’s aggregate capitalized costs related to mineral properties consist of the following:

Unproved Properties:
Name of Property	Type	June 30, 2011 (Unaudited)	December 31, 2010

Wellsboro Lease	Gravel	$176,430	$176,430
		176,430	176,430
Accumulated depletion		-	-
Impairment loss		-	-
		$176,430	$176,430

Since there was no production of minerals during the six months ended June 30, 2011 and 2010, no depletion expense relating to mineral properties has been recorded during the three month and six month periods ended June 30, 2011 and 2010, respectively.

NOTE 6: RELATED PARTY TRANSACTIONS AND BALANCES

Payable to Related party

At June 30, 2011 and December 31, 2010, there was $89,252 and $2,252, respectively due to the Chief Executive Officer for advances made to the Company. Amounts due to related party are unsecured, non-interest bearing and due on demand without specific repayment terms. In addition, compensation payable to the Chief executive Officer pursuant to the terms of an employment agreement amounted to $30,000 and $0 as of June 30, 2011 and December 31, 2010, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. As of June 30, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

New Western Energy Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

NOTE 8: STOCKHOLDERS' EQUITY

The Company’s capitalization at June 30, 2011 was 100,000,000 authorized common shares and 5,000,000 authorized preferred shares, both with a par value of $0.0001 per share.

Common Stock and Warrants

On January 11, 2011, the Company sold, pursuant to a private placement for up to 3,000,000 Units, 170,000 Units to an accredited investor for cash proceeds of $51,000 or $0.30 per Unit, each Unit consisting of one share of common stock and one redeemable Class C Warrant to purchase one share of common stock at an exercise price of $1.00 per share. Such warrants expire on December 31, 2013. The Class C warrants are redeemable by the Company at a redemption price of $0.05 per warrant upon at least 30 days' prior written notice if the mean average of the closing bid price exceeds $2.00 per share for 20 consecutive business days ending prior to the date notice of redemption is given.

As a result of all stock and warrant issuances as of June 30, 2011, the Company had 64,143,533 shares of common stock issued and outstanding, and 2,685,000 Warrant A, 3,115,200 Warrant B and 343,333 Warrant C outstanding for conversion into common stock.

The Company has not adopted any stock option plans as of June 30, 2011.

NOTE 9: CONCENTRATIONS

Concentration of Operators

The Company’s oil leases are obtained from two separate lessors who also act as the operator for all leased properties. One operator uses its own equipment to extract oil and gas and therefore the Company does not own or lease any production equipment related to these leases. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of June 30, 2011.

Concentration of Customer

The Company sells its oil product to one customer.

Concentration of Credit Risk

The Company’s financial instruments that are potentially exposed to credit risk consist primarily of cash and cash equivalents. At certain times, the demand deposits held in banks may exceed the federally insured limits. No amounts exceeded federally insured limits as of June 30, 2011 and December 31, 2010, respectively. The Company has not experienced any losses related to these deposits.

NOTE 10: SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date these consolidated financial statements were issued.

On July 5, 2011, the Company received $7,500 from XnE, Inc. towards the balance of cash consideration receivable of $15,000 from sale of Doshier lease.

On July 28, 2011, the Company sold 83,333 shares its common stock, at a price of $0.30 per share, to an unaffiliated, sophisticated investor and current shareholder of the Company (“Investor”), for an aggregate amount of $25,000. In addition, the Company executed a Promissory Note with an investor for $50,000, due on or before July 31, 2012, together with interest at 10% per annum.

Item 2.	Management’s Discussion and Analysis or Plan of Operation .

This 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

We are an oil and gas and mineral exploration and production company with current projects located in Oklahoma and Texas.   Our principal business is in the acquisition, exploration and development of, and production from oil, gas and mineral properties. We have a limited operating history with nominal revenues. On December 1, 2010, we formed an entity named New Western Texas Oil and Gas Corporation (“New Western Texas”) incorporated in the State of Nevada, as our wholly-owned subsidiary. New Western Texas started its operations in January 2011.

We were incorporated in the State of Nevada on September 25, 2008.  Our principal executive offices are located at 20 Truman, Suite 204, Irvine, California 92620.  Our telephone and fax numbers are (949) 435-0977 and (949) 861-3123, respectively.

Our Current Business

  Our principal business strategy is to build our business through the acquisition of producing oil and natural gas wells, interests and leases. We plan to ultimately engage in the acquisition and exploration of oil and gas properties and to exploit oil and gas reserves we discover that demonstrate economic feasibility. We plan to explore new oil and natural gas wells and continue on recovery from stripper wells. A stripper well or “marginal well” is an oil well that is nearing the end of its economical life.  Oil wells are generally classified as stripper wells when they produce ten barrels per day or less for any twelve month period. We plan to acquire working interests in oil and natural gas production companies in the United States that are located in oil and gas producing areas.  We believe that there are opportunities in these areas for the development of additional oil and gas reserves. Such new reserves might come from the development of existing but as yet undeveloped reserves as well as from future success in exploration. We seek to add proved reserves and increase production through the use of advanced technologies, including detailed reservoir engineering analysis, drilling development wells utilizing sophisticated techniques and selectively recompleting existing wells. We also focus on reducing the operating costs associated with our properties. We believe that the properties we have acquired have significant potential and in certain cases have not been actively developed in the past.

Results of Operations

Our consolidated results of operations for the three and six months ended June 30, 2011 and 2010 include the operations of the Company and our wholly-owned subsidiary New Western Texas Oil and Gas Corporation since its incorporation in January 2011.

We reported a net loss of $82,710 and $160,466 for the three and six months ended June 30, 2011, compared to a net loss of $29,629 and $62,674 for the same periods ended June 30, 2010, respectively. The increase in loss was principally attributable primarily due to the increase in legal and professional fees incurred by the Company in getting listed on the stock exchange.

Revenues

Revenues for the three and six months ended June 30, 2011 were each $0 compared to $7,074 and $9,569 for the same periods in 2010, respectively. Revenues decreased as we shifted our focus on acquiring oil, gas and mineral properties and expended funds to develop these properties.

Operating Expenses

General, and administrative expenses (G&A) for the three and six months ended June 30, 2011 were $90,364 and $131,857, compared to $22,778 and $49,727 for the same periods in 2010, respectively. G&A expenses increased by $67,856 and $82,130 during the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily due to increase in legal and accounting fees, increase in payroll costs and consulting fees, and increase in travel and other administrative expenses.

Exploration costs for the three and six months ended June 30, 2011 were $3,147 and $39,254 compared to $10,792 and $18,108 for the same periods in 2010, respectively. Oil and gas production costs for the three and six months ended June 30, 2011 were each $13,503 as compared to $513 and $692 for the same periods in 2010. We contracted with a third party exploration company and expended funds to perform drilling on exploratory wells.

Interest expense for the three and six months ended June 30, 2011 was $0 compared to $2,194 and $4,364 for the same periods in 2010, respectively. Interest expense in 2010 resulted on the two promissory notes executed by us for our working capital needs. We paid off the promissory notes in 2010 and had no loans outstanding as of June 30, 2011.

Unrealized loss on marketable securities at June 30, 2011 was $52,500 compared to $0 for the same period in 2010. Unrealized loss resulted from the reduction in market value of the marketable securities held at June 30, 2011 and December 31, 2010, respectively.

Other income for the three and six months ended June 30, 2011 was $0 compared to $0 and $2,300 for the same periods in 2010, respectively. Other income consisted of sub-lease of office space to a third party during 2010 whereas no office space was sub-leased during the three and six months ended June 30, 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $9,782 at June 30, 2011 compared to $109,655 at December 31, 2010. As shown in the accompanying consolidated financial statements, we recorded a loss of $160,644 for the six months ended June 30, 2011 compared to a loss of $62,674 for the same period in 2010. Our current assets exceeded our current liabilities by $61,701 at June 30, 2011 and net cash used in operating activities for the six months ended June 30, 2011 was $218,673. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises doubt about our ability to continue as a going concern.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of additional oil and gas wells. In addition, we anticipate generating only minimal revenues over the next six months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

Whereas we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

  Curtail our operations significantly
  Sell our oil, gas and mineral leases
  Seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to oil, gas and mineral leases or markets, or
  Explore other strategic alternatives including a merger or sale of our company.

 Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011 was $218,673 which resulted primarily from our net loss of $160,466, non-cash gain on sale of an oil lease of $25,000, increase in prepaid expenses and other current assets of $76,383, increase in accounts payable of $9,324, increase in accrued expenses of $3,000, and increase in officer’s compensation payable of $30,000.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $34,200 from capitalized exploration costs in oil properties of $44,200 and a receipt of $10,000 cash from the sale of our rights to Doshier lease.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $153,000. Proceeds from the sale of common stock were $51,000, advance received from a stockholder against a promissory note amounted to $15,000, and advances received from a related party were $87,000.

As a result of the above activities, we experienced a net decrease in cash of $99,873 for the six months ended June 30, 2011. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Off-balance Sheet Arrangements

Since our inception through June 30, 2011, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved.

None

Item 5.	Other Information.

On July 28, 2011, the Company sold 83,333 shares its common stock, at a price of $0.30 per share, to an unaffiliated, sophisticated investor and current shareholder of the Company (“Investor”), for an aggregate amount of $25,000. In addition, the Company executed a Promissory Note with an investor to loan the Company $50,000, due on or before July 31, 2012, together with interest at 10% per annum. The securities issued are restricted securities and each share certificate contains a legend restricting sales and transfers as does the Promissory Note. The Company determined that the price of $0.30 per share was a fair value for the shares issued to the Investor based on its most recent sale of shares transaction. The shares and Promissory Note are “restricted” securities and the Investor is an “accredited investor” as defined by the Securities Act of 1933, as amended (the “Act”). The securities were issued pursuant to an exemption from registration in accordance with Section 4(2) and/or Regulation D and/or Regulation S under the Act.

Item 6.	Exhibits.

 (a) Exhibits.

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WESTERN ENERGY CORPORATION

Date: August 12, 2011	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

Date: August 12, 2011	/s/ Haris Baha
Haris Baha, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 31.1

Certification Pursuant to pursuant to Rule 13a-14(a) or Rule 15d-14(a)

of the Securities Exchange Act of 1934, as amended

I, Javan Khazali, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New Western Energy Corporation (the "Company);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

 4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the  registrant's internal control over financial reporting.

 5. As the registrant's certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/Javan Khazali
Javan Khazali, President
Principal Executive Officer
Date: August 12, 2011

31.1-1

Exhibit 31.2

Certification Pursuant to pursuant to Rule 13a-14(a) or Rule 15d-14(a)

of the Securities Exchange Act of 1934, as amended

I, Haris Baha, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New Western Energy Corporation (the "Company);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

 4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the  registrant's internal control over financial reporting.

 5. As the registrant's certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/Haris Baha
Haris Baha
Principal Financial and Accounting Officer

Date: August 12, 2011

31.2-1

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the report of New Western Energy Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 12, 2011	/s/ Javan Khazali
Javan Khazali, President
(Principal Executive Officer)

Date: August 12, 2011	/s/ Haris Baha
Haris Baha, Chief Financial Officer
(Principal Financial and Accounting Officer)

32.1-1