Form 10-Q/A
period 2011-06-30
New Western Energy Corp
filed 2011-08-16
CIK 1479488

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

PART I.

Item 1.  Financial Statements.

New Western Energy Corporation and Subsidiary
Condensed Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$9,782	$109,655
Notes receivable	20,000	5,000
Marketable securities	97,500	-
Prepaid expenses and other current assets	89,158	12,775
Total current assets	216,440	127,430

Property and equipment, net	1,754	2,606
Oil and gas properties, net	384,035	489,835
Mineral properties	176,430	176,430
Other assets	1,450	1,450
Total Assets	$780,109	$797,751

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,687	$7,363
Accrued expenses	3,800	800
Officer's compensation	30,000	-
Shareholder deposit	15,000	-
Payable to related party	89,252	2,252
Total current liabilities	154,739	10,415

Commitments and contingencies (Note 7)

Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 64,143,533 and 63,973,533 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	6,414	6,397
Additional paid in capital	1,216,614	1,165,631
Accumulated other comprehensive loss	(52,500)	-
Accumulated deficit	(545,158)	(384,692)
Total Stockholders' Equity	625,370	787,336

Total Liabilities and Stockholders' Equity	$780,109	$797,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$-	$7,074	$-	$9,569

Expenses
Depreciation and depletion	426	426	852	852
General and administrative	90,634	22,778	131,857	49,727
Exploration expenses	3,147	10,792	39,254	18,108
Oil and gas production	13,503	513	13,503	692
Total expenses	107,710	(34,509)	185,466	69,379

Other income (expenses)
Interest expense	-	(2,194)	-	(4,364)
Gain on sale of oil and gas property	25,000	-	25,000	-
Other income	-	-	-	2,300
Total other income (expense)	25,000	(2,194)	25,000	(2,064)

Loss from operations before income tax	(82,710)	(29,629)	(160,466)	(61,874)

Provision for state income tax	-	-	-	800

Net Loss	$(82,710)	$(29,629)	$(160,466)	$(62,674)

Other Comprehensive (Income) Loss:
Unrealized loss on marketable securities	52,500	-	52,500	-

Comprehensive loss	$(135,210)	$(29,629)	$(212,966)	$(62,674)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding: basic and diluted	64,143,533	62,657,971	63,974,364	62,465,035

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