Form 10-Q/A
period 2011-06-30
New Western Energy Corp
filed 2011-11-02
CIK 1479488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Form 10-Q ”), originally filed with the Securities and Exchange Commission on August 22 , 2011, is to reflect changes resulting from the restatement of the December 31, 2010 consolidated financial statements.  The effect on the June 30, 2011 consolidated financial statements is to decrease mineral properties by $72,900, increase additional paid-in capital by $579,555 and increase accumulated deficit by $652,455.  See Note 11 to the accompanying financial statements as of June 30, 2011. The revised Certifications filed herein as Exhibits 31.1 and 31.2 conform to the requirements of Item 601(b)(31) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

This amendment does not modify any disclosures contained in our original Form 10-Q, except for the foregoing Items and Exhibits. Additionally, the text of this amendment, except for the restatement information, speaks as of the filing date of the original Form 10-Q and does not purport to update the disclosures in our original Form 10-Q or to discuss any developments subsequent to the filing date of the original Form 10-Q. In accordance with the rules and regulations of the Securities and Exchange Commission, the information contained in the original Form 10-Q and this amendment is subject to updated or supplemental information contained in reports filed by us with the Securities and Exchange Commission subsequent to the filing date of the original Form 10-Q and of this amendment.

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

 Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

PART I.

Item 1. Financial Statements.

New Western Energy Corporation and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS	Restated(Note11)
Current assets
Cash and cash equivalents	$9,782	$109,655
Notes receivable	20,000	5,000
Marketable securities	97,500	-
Prepaid expenses and other current assets	89,158	12,775
Total current assets	216,440	127,430

Property and equipment, net	1,754	2,606
Oil and gas properties, net	384,035	489,835
Mineral properties	103,530	103,530
Other assets	1,450	1,450
Total Assets	$707,209	$724,851
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,687	$7,363
Accrued expenses	3,800	800
Officer's compensation	30,000	-
Shareholder deposit	15,000	-
Payable to related party	89,252	2,252
Total current liabilities	154,739	10,415

Commitments and contingencies (Note 7)

Stockholders' Equity

Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 64,143,533 and 63,973,533 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	6,414	6,397

Additional paid in capital	1,796,169	1,745,186
Accumulated other comprehensive loss	(52,500)	-
Accumulated deficit	(1,197,613)	(1,037,147)
Total Stockholders' Equity	552,470	714,436

Total Liabilities and Stockholders' Equity	$707,209	$724,851

 New Western Energy Corporation and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	(Unaudited) For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$-	$7,074	$-	$9,569

Expenses
Depreciation and depletion	426	426	852	852
General and administrative	90,634	22,778	131,857	49,727
Exploration expenses	3,147	10,792	39,254	18,108
Oil and gas production	13,503	513	13,503	692
Total expenses	107,710	(34,509)	185,466	69,379

Other income (expenses)
Interest expense	-	(2,194)	-	(4,364)
Gain on sale of oil and gas property	25,000	-	25,000	-
Other income	-	-	-	2,300
Total other income (expense)	25,000	(2,194)	25,000	(2,064)

Loss from operations before income tax	(82,710)	(29,629)	(160,466)	(61,874)

Provision for state income tax	-	-	-	800

Net Loss	$(82,710)	$(29,629)	$(160,466)	$(62,674)

Other Comprehensive (Gain) Loss:
Unrealized loss on marketable securities	52,500	-	52,500	-

Comprehensive loss	$(135,210)	$(29,629)	$(212,966)	$(62,674)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding: basic and diluted	64,143,533	62,657,971	63,974,364	62,465,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net Loss	$(160,466)	$(62,674)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	852	852
Gain on sale of oil and gas property	(25,000)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(1,837)
Prepaid expenses and other current assets	(76,383)	(200)
Accounts payable	9,324	1,069
Accrued expenses	3,000	4,365
Officer's compensation	30,000	-
Related party payable	-	(283)
Net cash used in operating activities	(218,673)	(58,710)

Cash Flows From Investing Activities:
Proceeds from sale of oil and gas property	10,000	-
Disbursements for capitalized exploration costs	(44,200)	-
Net cash used in investing activities	(34,200)	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock	51,000	264,500
Proceeds from a shareholder deposit	15,000	-
Advances from related party	87,000	-
Repayment of oil, gas and mineral obligations	-	(72,500)
Net cash provided by financing activities	153,000	192,000

Net increase (decrease) in cash and cash equivalents	(99,873)	133,290

Cash and cash equivalents, beginning of the period	109,655	209

Cash and cash equivalents, end of the period	$9,782	$133,499

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$52,500	$-
Sale of Doshier lease for a receivable and marketable securities	$175,000	$-

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

NOTE 3: MARKETABLE SECURITIES

Marketable securities classified as available-for-sale consisted of the following at June 30, 2011:

Equity Securities Name and Symbol	No. of Shares Held at June 30, 2011	Cost	Fair Market Value at June 30, 2011	Accumulated Unrealized Loss	Accumulated Unrealized Gain	Traded on Pink Sheets (PK) or Bulletin Board (BB)

XnE, Inc. Common Stock (XNEZ)	7,500,000	$150,000	$ 97,500	$ (52,500)	$---	PK

Total	7,500,000	$150,000	$ 97,500	$ (52,500)	$---

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

NOTE 4: OIL AND GAS PROPERTIES AND RELATED OBLIGATIONS

The Company's aggregate capitalized costs related to oil properties consist of the following:

Unproved Probable Properties:
Name of the property	Type	June 30, 2011 (Unaudited)	December 31, 2010
Glass Lease	Oil	$210,000	$210,000
Phillips Lease	Oil	130,000	130,000
Doshier Lease	Oil	-	100,000
Texas Lease	Oil	15,312	-
Uncompleted wells, equipment and facilities		28,888	50,000
		384,200	490,000
Accumulated depletion		(165)	(165)
Impairment loss		-	-
		$384,035	$489,835

Changes in the Uncompleted Wells, Equipment and Facilities was as follows:

Six Months Ended June 30, 2011 (Unaudited)
Beginning Balance	$50,000
Additions	28,888
Sale of lease	(50,000)
Reclassification to proved properties	-
Costs charged to expense	-
Balance at end of period	$28,888

There were no exploration well costs capitalized for more than one year following the completion of drilling.

New Western Energy Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

Doshier Lease, Nowata County, Oklahoma

On October 8, 2009, the Company entered into an Agreement to acquire the Doshier Lease with RC Oil Co, Inc. (“Operator”). The Doshier Lease is comprised of 7 wells to be re-worked in Nowata County, Oklahoma. The property spans 80-acres in an area surrounded by many producing oil leases. The Company purchased a 75 percent working interest (60.94% net revenue interest) in the Doshier Lease in exchange for $200,000 payable in cash. As of December 31, 2009, $100,000 of cash was still due and recorded in oil, gas and mineral properties obligations. The Company has a right of first refusal to purchase an additional 75% in all future wells developed by the Operator which the Operator presently owns. On April 30, 2010, the Company and the Operator negotiated to amend the Agreement and agreed to reduce the purchase consideration for Doshier Lease to $100,000. Accordingly, the property and the obligation was reduced by $100,000 on April 30, 2010. During 2010, the Company incurred costsof $50,000 to work-over the oil wells and capitalized such costs. As of December 31, 2010, the Company had paid in cash to the Operator the balance owed of $100,000 for purchase of Doshier Lease and $50,000 in work-over costs.

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

Texas Lease

On January 27, 2011, the Company’s subsidiary New Western Texas acquired a 50% working interest (39.66 % net revenue interest) in 160 acres of oil and gas leases in Jones County, Texas for $8,000 cash. Subsequently additional acquisition costs of $7,312 were incurred. The leases were purchased subject to a Venture Agreement with a third party (Venture partner) who holds the other 50% working interest and will act as the operator for a stipulated fee. Both parties will evenly split operating expenses of the lease. Operating proceeds after royalty interests and expenses shall be distributed 50% to the Company. Additionally, a stipulated portion of the Venture partner working interest proceeds shall also be distributed to the Company until the Company recovers its acquisition and development costs of the particular lease. Subsequent to any lease purchase under this Venture Agreement, the Company may decline to develop a property in which case the Venture partner must repurchase the working interest from the Company at the then fair value of the lease working interest. The Company is required to provide the operator with a prepaid amount of $10,000 to be used to fund operating expenses within 3 days of a request by the Venture partner. During the six months ended June 30, 2011, the Company incurred $28,888 of capitalizable equipment costs classified as uncompleted wells equipment and facilities and $39,254 of non-capitalizable exploratory costs relating to the Texas lease that were expensed as incurred.

NOTE 5: MINERAL PROPERTIES AND RELATED OBLIGATIONS

The Company’s aggregate capitalized costs related to mineral properties consist of the following:

Unproved Properties:
Name of Property	Type	June 30, 2011 (Unaudited)	December 31, 2010

Wellsboro Lease	Gravel	$103,530	$103,530
		103,530	103,530
Accumulated depletion		-	-
Impairment loss		-	-
		$103,530	$103,530

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

NOTE 11: RESTATEMENT

The accompanying consolidated financial statements have been revised to reflect changes resulting from the restatement of the December 31, 2010 consolidated financial statements. The effect on the June 30, 2011 consolidated financial statements is to decrease mineral properties by $72,900, increase additional paid-in capital by $579,555 and increase accumulated deficit by $652,455. Footnote 5 has been updated accordingly.

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

Results of Operations

Our consolidated results of operations for the three and six months ended June 30, 2011 and 2010 include the operations of the Company and our wholly-owned subsidiary New Western Texas Oil and Gas Corporation.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4.T.	Controls and Procedures.

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

NEW WESTERN ENERGY CORPORATION

Date: November 1, 2011	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

Date: November 1, 2011	/s/ Haris Baha
Haris Baha, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

 4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and I have:

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
Javan Khazali
Principal Executive Officer

Date: November 1, 2011

Exhibit 31.1 - 1

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

 4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and I have:

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

Date: November 1, 2011

Exhibit 31.2 - 1

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the report of New Western Energy Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:November 1, 2011	/s/ Javan Khazali
Javan Khazali, President
(Principal Executive Officer)

Date: November 1, 2011	/s/ Haris Baha
Haris Baha, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT 32.1 – 1