Form 10-Q
period 2011-09-30
New Western Energy Corp
filed 2011-11-14
CIK 1479488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Yes  ☐ No  ☑

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 8, 2011 was 64,226,867.

TABLE OF CONTENTS

PART I.	3

Item 1. Financial Statements.	3

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)	6

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	8

Item 2. Management’s Discussion and Analysis or Plan of Operation	15

Item 3. Quantitative and Qualitative Disclosures About Market Risks.	17

Item 4T. Controls and Procedures	17

PART II.	18

Item 1. Legal Proceedings.	18

Item 1A. Risk Factors.	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3. Defaults Upon Senior Securities.	18

Item 4. Removed and Reserved	18

Item 5. Other Information.	18

Item 6. Exhibits.	18

SIGNATURES	18

EXHIBIT INDEX	19
Certification of CEO Pursuant to Rule 15d-14(a)
Certification of CFO Pursuant to Rule 15d-14(a)
Certification of CEO and CFO Pursuant to Section 1350

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

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

PART I.

Item 1.  Financial Statements.

New Western Energy Corporation and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$13,211	$109,655
Accounts receivable	26,290	-
Notes receivable	7,500	5,000
Marketable securities	150,000	-
Prepaid expenses and other assets	122,718	12,775
Total current assets	319,719	127,430

Property and equipment, net	1,328	2,606
Oil and gas properties, net	392,120	489,835
Mineral properties	103,530	103,530
Other assets	18,450	1,450
Total Assets	$835,147	$724,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,368	$7,363
Accrued expenses	8,050	800
Accrued officer's compensation	60,000	-
Note payable	50,000	-
Payable to related party	70,252	2,252
Total current liabilities	193,670	10,415

Note payable	50,000	-

Total liabilities	243,670	10,415

Commitments and contingencies (Note 8)

Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-

New Western Energy Corporation and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010
Common stock, $0.0001 par value, 100,000,000 shares authorized, 64,226,867 and 63,973,533 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	6,423	6,397
Additional paid in capital	1,821,161	1,745,186
Accumulated other comprehensive loss (gain)	-	-
Accumulated deficit	(1,236,107)	(1,037,147)
Total Stockholders' Equity	591,477	714,436

Total Liabilities and Stockholders' Equity	$835,147	$724,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$42,567	$-	$42,567	$9,569

Expenses
Depreciation and depletion	426	426	1,278	1,278
General and administrative	63,608	41,420	195,465	91,148
Exploration expenses	1,287	538	40,541	18,646
Oil and gas production	14,490	-	27,993	692
Total expenses	79,811	42,384	265,277	111,764

Other income (expenses)
Interest expense	(1,250)	(1,438)	(1,250)	(5,802)
Gain on sale of oil and gas property	-	-	25,000	-
Other income	-	-	-	2,300
Total other income	(1,250)	(1,438)	23,750	(3,502)

Loss from operations before income tax	(38,494)	(43,822)	(198,960)	(105,697)

Provision for income tax	-	-	-	800

Net Loss	$(38,494)	$(43,822)	$(198,960)	$(106,497)

Other Comprehensive (Gain) Loss:
Unrealized gain on marketable securities	(52,500)	-	-	-

Comprehensive (income) loss	$14,006	$(43,822)	$(198,960)	$(106,497)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	64,201,504	63,434,026	64,156,219	62,791,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net Loss	$(198,960)	$(106,497)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	1,278	1,278
Bad debt expense	5,000	-
Gain on sale of oil and gas property	(25,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(26,290)	(769)
Prepaid expenses and other assets	(109,943)	(2,975)
Accounts payable	(1,994)	-
Accrued expenses	7,250	16,303
Accrued officer's compensation	60,000	-
Related party payable	-	(283)
Net cash used in operating activities	(288,659)	(92,943)

Cash Flows From Investing Activities:
Payment of earnest deposit	(17,000)	-
Proceeds from sale of oil and gas property	17,500	-
Acquisition of oil and gas property	(15,312)	-
Disbursements for capitalized exploration costs	(36,973)	-
Net cash used in investing activities	(51,785)	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock	76,000	366,500
Proceeds from notes payable	100,000	-
Proceeds from related party advances	120,000	-
Repayment of related party advances	(52,000)	-
Payments of notes payable to a related party	-	(60,000)
Repayment of oil, gas and mineral obligations	-	(72,441)
Net cash provided by financing activities	244,000	234,059

Net increase (decrease) in cash and cash equivalents	(96,444)	141,115

New Western Energy Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2011	2010
Cash and cash equivalents, beginning of the period	109,655	209

Cash and cash equivalents, end of the period	$13,211	$141,324

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$800

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Sale of Doshier lease for a receivable and marketable securities	$175,000	$-

Amendment of oil lease purchase price	$-	$100,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

New Western Energy Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2011

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

On July 29, 2011, the Company entered into a non-binding Letter of Intent to acquire the business operations of a third party production company, and made an earnest deposit of $17,000 (secured by a lien in the seller's interest in 2 oil wells) as of September 30, 2011. The Company expects to sign a definitive agreement to complete the acquisition on or about December 31, 2011.

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2011, and the results of operations and cash flows for the three months and nine month periods ended September 30, 2011 and 2010. The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company currently has on ongoing Regulation D private placement equity offering and has raised $76,000 during the nine months ended September 30, 2011 and through the date of this report. At September 30, 2011, the Company has working capital of $126,049, and incurred a net loss of $198,960 during the nine months ended September 30, 2011 and cash used in operating activities during the nine months ended September 30, 2011 was $288,659. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

New Western Energy Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

As of September 30, 2011, the level of fair value measurements for instruments accounted for at fair value was as follows:

	Level 1	Level 2	Level 3
Marketable securities	$150,000	-	-

The Company’s other financial instruments consist principally of cash, accounts receivable, accounts payable and amounts due to related parties. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

September 30, 2011

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

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2011, there were Class A Warrants outstanding for 2,685,000 common shares, Class B Warrants outstanding for 3,115,200 common shares and Class C Warrants outstanding for 426,666 common shares that if exercised, may dilute future earnings per share.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3: MARKETABLE SECURITIES

Marketable securities classified as available-for-sale consisted of the following at September 30, 2011:

Equity Securities Name and Symbol	No. of Shares Held at September 30, 2011	Cost	Fair Market Value at September 30, 2011		Accumulated Unrealized Loss		Accumulated Unrealized Gain	Traded on Pink Sheets (PK) or Bulletin Board (BB)

XnE, Inc. Common Stock (XNEZ)	7,500,000	$150,000	$150,000	$	---	$	---	PK

Total	7,500,000	$150,000	$150,000	$	---	$	---

As of September 30, 2011, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange. It is the Company’s policy to assess its marketable securities for impairment on a quarterly basis, or more frequently if warranted by circumstances. The Company recorded an unrealized gain of $52,500 (reversing an unrealized loss of $52,500 as of June 30, 2011) and $0 on the marketable securities for the three months and nine months period ended September 30, 2011 compared to $0 for the same periods in 2010. The Company did not own any marketable securities during or as of December 31, 2010.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in the statement of operations and comprehensive income (loss).

New Western Energy Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited)

The Company did not sell its marketable securities during the three months and nine months period ended September 30, 2011 and 2010, respectively.

NOTE 4: OIL AND GAS PROPERTIES AND RELATED OBLIGATIONS

The Company's aggregate capitalized costs related to oil properties consist of the following:

Unproved Properties:
Name of the property	Type	September 30, 2011 (Unaudited)	December 31, 2010
Glass Lease	Oil	$210,000	$210,000
Phillips Lease	Oil	130,000	130,000
Doshier Lease	Oil	-	100,000
Texas Lease	Oil	15,312	-
Uncompleted wells, equipment and facilities		36,973	50,000
		392,285	90,000
Accumulated depletion		(165)	(165)
Impairment loss		-	-
		$392,120	$489,835

Changes in the Uncompleted Wells, Equipment and Facilities were as follows:

Nine Months Ended September 30, 2011 (Unaudited)
Beginning Balance	$50,000
Additions	36,973
Sale of lease	(50,000)
Reclassification to proved properties	-
Costs charged to expense	-
Balance at end of period	$36,973

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

New Western Energy Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited)

On May 5, 2011, the Company sold its ownership interest in Doshier Lease to XnE, Inc., a third party, in exchange for a total consideration of $175,000, comprising of cash consideration of $25,000 and 7,500,000 shares of common stock of XnE, Inc. valued at $150,000. The common stock received was valued at its fair value on the date of issuance. As of September 30, 2011, the Company received cash of $17,500 and 7,500,000 shares of common stock of XnE, Inc. and the remaining balance of cash consideration of $7,500 was recorded as a note receivable from XnE, Inc. Pursuant to the sale of Doshier lease, the Company recognized a gain of $25,000 and recorded it in the accompanying statements of operations for the nine month period ended September 30, 2011.

Texas Lease

On January 27, 2011, the Company’s subsidiary New Western Texas acquired a 50% working interest (39.66 % net revenue interest) in 160 acres of oil and gas leases in Jones County, Texas for $8,000 cash. Subsequently additional acquisition costs of $7,312 were incurred. The lease was purchased subject to a Venture Agreement with a third party (Venture partner) who holds the other 50% working interest and will act as the operator for a stipulated fee. Both parties will evenly split operating expenses of the lease. Operating proceeds after royalty interests and expenses shall be distributed 50% to the Company. Additionally, a stipulated portion of the Venture partner working interest proceeds shall also be distributed to the Company until the Company recovers its acquisition and development costs of the particular lease. Subsequent to any lease purchase under this Venture Agreement, the Company may decline to develop a property in which case the Venture partner must repurchase the working interest from the Company at the then fair value of the lease working interest. The Company is required to provide the operator with a prepaid amount of $10,000 to be used to fund operating expenses within 3 days of a request by the Venture partner. During the nine months ended September 30, 2011, the Company incurred $36,973 of capitalizable equipment costs classified as uncompleted wells equipment and facilities and $40,541 of non-capitalizable exploratory costs relating to the Texas lease that were expensed as incurred.

NOTE 5: MINERAL PROPERTIES AND RELATED OBLIGATIONS

The Company’s aggregate capitalized costs related to mineral properties consist of the following:

Unproved Properties:
Name of Property	Type	September 30, 2011 (Unaudited)	December 31, 2010

Wellsboro Lease	Gravel	$103,530	$103,530
		103,530	103,530
Accumulated depletion		-	-
Impairment loss		-	-
		$103,530	$103,530

Since there was no production of minerals during the nine months ended September 30, 2011 and 2010, no depletion expense relating to mineral properties has been recorded during the three month and nine month periods ended September 30, 2011 and 2010, respectively.

NOTE 6: NOTES PAYABLE

On July 28, 2011, the Company executed a Promissory Note (“Note”) for $50,000 from a stockholder for its working capital requirements. The Note shall be payable in full, including principal and interest, by July 31, 2012. The Note is unsecured and bears an interest rate of 10% per annum and is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans. The Company recorded an interest expense of $833 for the three months ended September 30, 2011 in the accompanying consolidated financial statements.

On August 30, 2011, the Company executed a Promissory Note (“Note”) for $50,000 from a stockholder for its working capital requirements. The Note shall be payable in full, including principal and interest, by January 31, 2013. The Note is unsecured and bears an interest rate of 10% per annum and is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans. The Company recorded an interest expense of $417 for the three months ended September 30, 2011 in the accompanying consolidated financial statements.

New Western Energy Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 7: RELATED PARTY TRANSACTIONS AND BALANCES

Payable to Related party

At September 30, 2011 and December 31, 2010, there was $70,252 and $2,252, respectively due to the Chief Executive Officer for advances made to the Company. Amounts due to related party are unsecured, non-interest bearing and due on demand without specific repayment terms. In addition, compensation payable to the Chief executive Officer pursuant to the terms of an employment agreement amounted to $60,000 and $0 as of September 30, 2011 and December 31, 2010, respectively.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. As of September 30, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 9: STOCKHOLDERS' EQUITY

The Company’s capitalization at September 30, 2011 was 100,000,000 authorized common shares and 5,000,000 authorized preferred shares, both with a par value of $0.0001 per share.

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

On July 28, 2011, the Company sold 83,333 Units to an accredited investor for cash proceeds of $25,000 or $0.30 per Unit, each Unit consisting of one share of common stock and one redeemable Class C Warrant to purchase one share of common stock at an exercise price of $1.00 per share. Such warrants expire on December 31, 2013. The Class C warrants are redeemable by the Company at a redemption price of $0.05 per warrant upon at least 30 days' prior written notice if the mean average of the closing bid price exceeds $2.00 per share for 20 consecutive business days ending prior to the date notice of redemption is given.

As a result of all stock and warrant issuances as of September 30, 2011, the Company had 64,226,867 shares of common stock issued and outstanding, and 2,685,000 Warrant A, 3,115,200 Warrant B and 426,666 Warrant C outstanding for conversion into common stock.

The Company has not adopted any stock option plans as of September 30, 2011.

NOTE 10: CONCENTRATIONS

Concentration of Operators

The Company’s oil leases are obtained from two separate lessors who also act as the operator for all leased properties. One operator uses its own equipment to extract oil and gas, and therefore, the Company does not own or lease any production equipment related to these leases. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of September 30, 2011.

New Western Energy Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited)

Concentration of Customer

The Company sells its oil product to one customer.

Concentration of Credit Risk

The Company’s financial instruments that are potentially exposed to credit risk consist primarily of cash and cash equivalents. At certain times, the demand deposits held in banks may exceed the federally insured limits. No amounts exceeded federally insured limits as of September 30, 2011 and December 31, 2010, respectively. The Company has not experienced any losses related to these deposits.

NOTE 11: SUBSEQUENT EVENTS

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

Results of Operations

Our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 include the operation of the Company and our wholly-owned subsidiary New Western Texas Oil and Gas Corporation.

We reported a net loss of $38,494 and $198,960 for the three and nine months ended September 30, 2011, compared to a net loss of $43,822 and $106,497 for the same periods ended September 30, 2010, respectively. The increase in loss was principally attributable primarily due to the increase in payroll costs and legal and professional fees incurred by the Company.

Revenues

Revenues for the three and nine months ended September 30, 2011 were each $42,567 compared to $0 and $9,569 for the same periods in 2010, respectively. Revenues increased as we focused on drilling and extracting oil, gas and mineral properties and expended funds to develop these properties.

Operating Expenses

General, and administrative expenses (G&A) for the three and nine months ended September 30, 2011 were $63,608 and $195,465, compared to $41,420 and $91,148 for the same periods in 2010, respectively. G&A expenses increased by $22,188 and $104,317 during the three and nine months ended September 30, 2011 as compared to the same periods in 2010, primarily due to increase in legal and accounting fees, increase in payroll costs and consulting fees, and increase in travel and other administrative expenses.

Exploration costs for the three and nine months ended September 30, 2011 were $1,287 and $40,541 compared to $538 and $18,646 for the same periods in 2010, respectively. Oil and gas production costs for the three and nine months ended September 30, 2011 were each $14,490 and 27,993 as compared to $0 and $692 for the same periods in 2010. The Company incurred higher oil and gas production costs compared to incurring higher exploration costs due to the Company's expanded drilling operations towards the later part of the year in 2011 as compared to the previous comparable periods in 2010. We contracted with a third party exploration company and expended funds to perform drilling on exploratory wells.

Interest expense for the three and nine months ended September 30, 2011 was $1,250 each compared to $1,438 and $5,802 for the same periods in 2010, respectively. Interest expense was as a result of the two promissory notes executed by us for our working capital needs.

Unrealized gain on marketable securities at September 30, 2011 was $0 compared to $0 for the same period in 2010. Unrealized gain for the three months and nine months ended September 30, 2011 amounted to $52,500 and $0 resulting from the increase in market value of the marketable securities held at September 30, 2011. The Company did not own any marketable securities at September 30, 2010 and December 31, 2010, respectively.

Other income for the three and nine months ended September 30, 2011 was $0 each compared to $0 and $2,300 for the same periods in 2010, respectively. Other income consisted of sub-lease of office space to a third party during 2010 whereas no office space was sub-leased during the three and nine months ended September 30, 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $13,211 at September 30, 2011 compared to $109,655 at December 31, 2010. As shown in the accompanying consolidated financial statements, we recorded a loss of $198,960 for the nine months ended September 30, 2011 compared to a loss of $106,497 for the same period in 2010. Our current assets exceeded our current liabilities by $126,049 at September 30, 2011 and net cash used in operating activities for the nine months ended September 30, 2011 was $288,659. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises doubt about our ability to continue as a going concern.

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

Whereas we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

•	Curtail our operations significantly
•	Sell our oil, gas and mineral leases
•	Seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to oil, gas and mineral leases or markets, or
•	Explore other strategic alternatives including a merger or sale of our company.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 was $288,659 which resulted primarily from our net loss of $198,960, non-cash gain on sale of an oil lease of $25,000, increase in accounts receivable of $26,290, prepaid expenses and other current assets of $109,943, decrease in accounts payable of $1,994, increase in accrued expenses of $7,250, and increase in accrued officer’s compensation payable of $60,000.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $51,785 from capitalized exploration costs in oil properties of $52,285, a receipt of $17,500 cash from the sale of our rights to the Doshier lease and a payment of an earnest deposit for an acquisition of $17,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $244,000. Proceeds from the sale of common stock were $76,000, advances received from two stockholders against promissory notes amounted to $100,000, and net advances received from a related party were $68,000.

As a result of the above activities, we experienced a net decrease in cash of $96,444 for the nine months ended September 30, 2011. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Off-balance Sheet Arrangements

Since our inception through September 30, 2011, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved.

None

Item 5.	Other Information.

None

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

NEW WESTERN ENERGY CORPORATION

Date: November 14, 2011	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

Date: November 14, 2011	/s/ Haris Baha
Haris Baha, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 14, 2011

Exhibit 31.1

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

Date: November 14, 2011

Exhibit 31.2

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the report of New Western Energy Corporation (the “Company”) on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2011	/s/ Javan Khazali
Javan Khazali, President
(Principal Executive Officer)

Date: November 14, 2011	/s/ Haris Baha
Haris Baha, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT 32.1