Form 10-K
period 2011-12-31
New Western Energy Corp
filed 2012-03-30
CIK 1479488

      UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 333-125314

NEW WESTERN ENERGY CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	26-3640580
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

20 Truman, Ste. 204, Irvine, CA 92620

(Address of principal executive offices) (Zip Code)

(949) 435-0977

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None.

Securities registered under Section 12(g) of the Exchange Act:     Common Stock, par value $0.0001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates: $9,200,129

Issuer revenues for its most recent fiscal year: $78,544

Number of shares outstanding of each of the issuer's classes of common stock at March 30, 2012:   Common Stock: 66,060,866

Transitional Small Business Disclosure Format: Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1.	Description of Business.

Overview

New Western Energy Corporation, herein referred to as “We” or “Our” or the “Company”, is an oil and gas and mineral exploration and production company with current projects located in Oklahoma, Kansas and Texas.   Our principal business is in the acquisition, exploration and development of, and production from oil, gas and mineral properties. We have a limited operating history with nominal revenues.

We were incorporated in the State of Nevada on September 25, 2008.  Our principal executive offices are located at 20 Truman, Suite 204, Irvine, California 92620.  Our telephone and fax numbers are (949) 435-0977 and (949) 861-3123, respectively.

On December 1, 2010, we formed an entity named New Western Texas Oil and Gas Corporation (“NWT”) incorporated in the State of Nevada, as our wholly-owned subsidiary. NWT started its operations in January 2011.

Our Current Business

Our principal business strategy is to build our business through the acquisition of producing oil and natural gas wells interests and leases. We plan to ultimately engage in the acquisition and exploration of oil and gas properties and to exploit oil and gas reserves we discover that demonstrate economic feasibility. We plan to explore new oil and natural gas wells and continue on recovery from stripper wells. A stripper well or “marginal well” is an oil well that is nearing the end of its economical life.  Oil wells are generally classified as stripper wells when they produce ten barrels per day or less for any twelve month period. We plan to acquire working interests in oil and natural gas production companies in the United States that are located in oil and gas producing areas.  We believe that there are opportunities in these areas for the development of additional oil and gas reserves. Such new reserves might come from the development of existing but as yet undeveloped reserves as well as from future success in exploration. We seek to add proved reserves and increase production through the use of advanced technologies, including detailed reservoir engineering analysis, drilling development wells utilizing sophisticated techniques and selectively recompleting existing wells. We also focus on reducing the operating costs associated with our properties. We believe that the properties we have acquired have significant potential and in certain cases have not been actively developed in the past.

Our Oklahoma Project

Glass Lease, Rogers County, Oklahoma

On May 21, 2009, we entered into an Agreement to acquire the Glass Lease with RC Oil Co., Inc. (“Operator”).  The Glass Lease is located in Roger County, Oklahoma. The Glass leasehold property contains approximately 120 acres.  Under the terms of the Agreement, the Company agreed to provide incremental funding to the Operator for operations in return for a 75% of the working interest (60.94% net revenue interest) owned by RC Oil in certain leaseholds in Rogers County, Oklahoma, in exchange for $210,000. In addition to the foregoing, we received a right of first refusal to purchase an additional 75% working interest in all future wells developed by the Operator which the Operator presently owns. On November 7, 2011, the Operator assigned its 25% working interest in Glass Lease to PEMCO, LLC, a non-affiliated third party, and on November 8, 2011, we entered into a Joint Venture Contract and Operating Agreement with PEMCO, LLC, a non-affiliated third party, to oversee our operations at its Glass Lease. We agreed to pay its pro-rata share (based on percentage ownership) of the expenses of operation and maintenance of the wells in addition to the same pro-rata share of any work-over operation required for the wells, such as service or replacement parts, as needed. As of December 31, 2011, we have recorded $5,710 for our shares of lease operating expenses in Glass Lease. As of December 31, 2010, we had paid all of our obligations of $210,000 under the Glass lease.

Phillips Lease, Rogers County, Oklahoma

On June 27, 2009, we entered into an Agreement to acquire the Phillips Lease with RC Oil Co., Inc. (“Operator”).  The Phillips Lease is located in Rogers County, Oklahoma. The Phillips leasehold property contains approximately 150 acres.  Under the terms of the Agreement, we agreed to provide incremental funding to the Operator for operations in return for a 75% of the working interest (60.94% net revenue interest) owned by RC Oil in certain leaseholds in Rogers County, Oklahoma, in exchange for $130,000. In addition to the foregoing, we received a right of first refusal to purchase an additional 75% working interest in all future wells developed by the Operator which the Operator presently owns. On October 23, 2011, the Operator assigned its 25% working interest in Phillips Lease to PEMCO, LLC, a non-affiliated third party, and on October 24, 2011, we entered into a Joint Venture Contract and Operating Agreement with PEMCO, LLC, a non-affiliated third party, to oversee our operations at our Phillips Lease. We agreed to pay its pro-rata share (based on percentage ownership) of the expenses of operation and maintenance of the wells in addition to the same pro-rata share of any work-over operation required for the wells, such as service or replacement parts, as needed. As of December 31, 2011, we recorded $10,010 for our shares of lease operating expenses in Phillips Lease. As of December 31, 2010, we have paid all of our obligations of $130,000 under the Phillips lease.

All of our oil leases located in Oklahoma were originally obtained from one lessor RC Oil Co., Inc. who also acted as the operator for all the leased properties. R C Oil Co. assigned its working interest to PEMCO, LLC and PEMCO, LLC became the Operator for the leased properties. The Operator uses its own equipment to extract oil and gas and therefore, we do not have the expense of owning and maintaining or leasing any production equipment.  The Operator also maintains liability insurance relating to the operation of the oil and gas wells at levels that meet or exceed the amounts required for oil and gas well operators by the Oklahoma Corporation Commission.

Our Texas Project

Swenson Lease, Jones County, Texas

On January 27, 2011, our subsidiary New Western Texas acquired a 50% working interest (39.66 % net revenue interest) in 160 acres of oil and gas leases in Jones County, Texas, known as the Swenson Lease for $8,000 cash. Subsequently additional acquisition costs of $7,312 were incurred. During the year ended December 31, 2011, we incurred $36,973 of capitalizable equipment costs classified as uncompleted wells equipment and facilities and $40,541 of non-capitalizable exploratory costs relating to the Swenson lease that were expensed as incurred.

Between January and November 2011, we entered into additional two oil and gas leases with Royal Texan Energy Inc., a Texas Corporation (“Royal Texan”). All of the leases are located in Jones County, Texas.

On December 1, 201,1 we entered in to a Plan and Agreement of Reorganization (the “Reorganization Agreement”) with the stockholders of Royal Texan for the acquisition of Royal Texan.

On January 2, 2012, pursuant to the Reorganization Agreement, we completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan in exchange for 1,000,000 shares of the our common stock. As additional consideration, we paid (a) $35,000, (b) executed a $55,000 promissory note payable at the rate of $10,000 per month commencing 30 days after closing and (c) guaranteed approximately $50,000 owed to two banks by Royal Texan. Royal Texan will be run independently as our wholly-owned subsidiary. As further consideration, we granted to the two shareholders of Royal Texan a thirty (30%) carried working interest in any wells financed and developed or reworked by the Company that are currently on properties leased to Royal Texan or that are drilled on such Royal Texan properties in the future.

Royal Texan was a sole proprietorship business started in December 2009 that was incorporated in Texas on February 22, 2011. The company is based near Breckenridge Texas. In addition to its oil and gas leases covering approximately 400 acres in Jones County, Texas, Royal Texan is the owner of several oil and gas leases covering approximately 1,280 acres in Shackelford and Stephens County, Texas. There are 43 wells on the properties of which only three are active at this time. We are currently evaluating the feasibility of activating some of the other wells on the property. Royal Texan is currently overseeing operations on the Jones County, Texas property where there is a producing oil well.

McLellan Lease, Jones County, Texas

On August 8, 2011, our wholly-owned subsidiary New Western Texas was assigned from a third party a Paid Up Oil and Gas Lease agreement with Michael L. McLellan and Paula McLellan (Lessors), which provided us a 50% working interest (41.25% net revenue interest) in approximately 160 acres of land for the purpose of exploring for developing, producing and marketing oil and gas, along with all hydrocarbon and non-hydrocarbon substances produced in association therewith. The Lease has a term of 3 years or thereafter as long as oil and/or gas is produced in paying quantities for the leased properties. Under the lease royalties to the Land owners are 17.5% of all income from the sale of any and all oil and gas produced from the said acreage covered in this lease. We agreed to pay to Lessor for our share of working interest upon execution of the lease by Lessor, $2,000 as the consideration for leasing such acreage for its working interest. In addition, we agreed to pay to the Lessor before the commencement of drilling or construction operations, $1,000 for damages to the surface of said acreage for the drill site and road of each well drilled and $750 for tank battery location built on said acreage. We have recorded $2,000 for lease acquisition costs on McLellan lease as of December 31, 2011 and has a commitment of expenses for the remaining $1,750 for its working interest.

Reves Lease, Jones County, Texas

On October 10, 2011, our wholly-owned subsidiary New Western Texas was assigned from a third party a 50% working interest (41.25 % net revenue interest) in approximately 84 acres of oil and gas leases in Jones County, Texas for $2,000 cash with Ray Reves and Yvonne Reves (Lessors). The Reves lease requires no further lease payments as long as within three years and thereafter, oil and/or gas is produced in paying quantities from the leased premises. Under the lease, royalties to the land owners are 17.5% of all income from the sale of oil and gas produced from the leased properties. In addition, we agreed to pay to the Lessor before the commencement of drilling or construction operations, $1,000 for damages to the surface of said acreage for the drill site and road of each well drilled and $500 for tank battery location built on said acreage. The Reves lease is adjacent to the Swenson Lease, an oil and gas lease in which the we have a lease interest. As of December 31, 2011, we have recorded $2,000 for lease acquisition cost on Reves Lease, and has a commitment of expenses of $1,500 for its working interest.

 Our Kansas Project

Chautauqua Lease, Chautauqua County, Kansas

On December 20, 2011, we entered into an Assignment of Oil and Gas Lease with an independent third party for an oil and gas property in Kansas referred to as “Chautauqua Lease”, whereby the assignor(s) granted the rights to the Company to carry on geographical and other exploratory work, including core drilling, and the drilling, and operating for producing, and marketing all of the oil, gas, including all associated hydrocarbons. The assignors agreed to transfer 90% of their rights, title, interest, and duties and obligations in Chautauqua Lease to the Company for a total consideration of $75,000. The Company’s working interest is 90% and net revenue interest is 70.45%. The terms of payment agreed were (a) $15,000 upon execution of the Assignment, (b) $30,000 on or before January 15, 2012, and (c) $30,000 on or before January 31, 2012. The $60,000 payable is reflected in the accompanying consolidated balance sheet as oil and gas property obligations. The Company has paid $15,000 as of December 31, 2011, and has subsequently paid the remaining consideration of $60,000 as of January 31, 2011. We have not started any oil and gas exploration on Chautauqua Lease as of December 31, 2011.

Productive Wells and Acreage

For year ended December 31, 2011, our oil wells have produced $78,544 in revenue. All of the our leases are net, after payment of production costs and landowner’s royalty.  The revenue came from one well on our Swenson property, located in Jones County Texas.

Mineral Project

Wellsboro Lease, Tioga County, PA

On June 29, 2009, we negotiated to acquire a land lease near Middlebury Township in Tioga County, Pennsylvania. The total consideration paid for this acquisition was $103,530 of which $45,000 was paid in cash and the balance was paid by the issuance of 300,000 shares of our common stock and 300,000 Class A Warrants at an exercise price of $0.50 per share. Such warrants after one year extension expired on December 31, 2011. Both stock and warrants were valued at $58,530. In addition, we have agreed to pay to the lessor 15% of the gross sales realized by the Company from the sale of gas and 12.5% of the amount realized from the sale of any other minerals.  The lease is for a term of five years and as long as thereafter minerals are being produced from the  leased land.  The Company  also  has  the option  renewal terms. The initial term expires on July 31, 2014. Other terms of the lease include (a) that the Lessor agrees to defend title to the minerals covered by the lease and agrees the lessee, at its option, may discharge any tax, mortgage, or other lien that may be placed on the minerals and in the event that the lessee does so, it will be subrogated to such lien , (b) that the lessee is responsible for the payment of any and all operating expenses allocated to the property, including real estate taxes, insurance and any other operating expenses, (c) that the lessee agrees to indemnify the lessor against any claims made against the lessee or the property and (d) that the lessee is responsible for the removal of any machinery, equipment, etc., associated with the extraction of subsurface materials.

The property is approximately 23 acres and is located on a glacial aged kame terrace. The property contains some borrow material, but the amount, grade and costs of removal have not been determined at this time. The terrace sands, gravels and finer sediments were deposited in response to blockage by glacial ice. The potential usable deposit may be sizeable, however, there is no assurance that the mining and the sale of any gravel will be successful.

Any development of this property would be surface mining and would only be done by attracting a venture partner/operator who was skilled in the removal and sale of the borrow material. At this time we have not yet begun to develop this property, however toward the later part of 2012, we plan to do some further investigation and seek a venture partner/operator in the Tioga County area to act as the operator for the project.  There is no assurance that we will be successful in finding a venture partner/operator or if we do find such venture partner/operator that the development of the proposed project will generate any revenues or profits for the Company.

Industry Overview

The market for oil and gas is dependent upon a number of factors beyond our control, which at times cannot be accurately predicted. These factors include the proximity of wells to, and the capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation.  In addition, there is always the possibility that new legislation may be enacted, which would impose price controls or additional excise taxes upon crude oil or natural gas, or both. Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells being shut-in. Imports of natural gas may adversely affect the market for domestic natural gas.

The market price for crude oil is significantly affected by policies adopted by the member nations of Organization of Petroleum Exporting Countries ("OPEC"). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. We are unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil and natural gas.

Gas prices, which were once effectively determined by government regulations, are now largely influenced by competition.  Competitors in this market include producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies, such as residual fuel oil. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term contracts priced at spot market prices.

Competition

The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes, all of which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we have. Consequently, they have greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue.

Governmental Regulations

The production and sale of oil and gas is subject to regulation by state, federal, and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

Our operations are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our profitability. However, we do not believe that these regulations will have a significant negative impact on our operations with the acquired assets.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) contains provisions requiring the remediation of releases of hazardous substances into the environment and imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons including owners and operators of contaminated sites where the release occurred and those companies who transport, dispose of, or arrange for disposal of hazardous substances released at the sites.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies.  Third parties may also file claims for personal injury and property damage allegedly caused by the release of hazardous substances.  Although we handle hazardous substances in the ordinary course of business, we are not aware of any hazardous substance contamination for which we may be liable.

Management believes that we are in compliance in all material respects with the applicable environmental laws and regulations to which we are subject. We do not anticipate that compliance with existing environmental laws and regulations will have a material effect upon our capital expenditures, earnings or competitive position. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities, and thus there can be no assurance that we will not incur significant environmental compliance costs in the future.

We rely on the operators of the wells to conduct development and production activities designed to comply with all applicable environmental regulations and permits. While we believe operations of our properties conform to those conditions, they remain at risk for inadvertent noncompliance, conditions beyond our control and undetected conditions resulting from activities by prior owners or operators. Our operators in Oklahoma, Kansas and Texas maintain liability insurance that meet or exceed the amounts required for oil and gas well operators by the Oklahoma Corporation Commission, Kansas Corporation Commission and the Texas Railroad Commission, respectively. We do not maintain our own insurance for protection against environmental liabilities.

Proved Reserves and Production

As of December 31, 2011, we did not have any estimated proved reserves as we have not yet obtained reserves studies due to our recent acquisition of our oil and gas interests. We have classified our leases as unproved developed properties based on Securities and Exchange Commission Regulation S-X rule 4-10 “confirmed through production response.” We had very limited production as of December 31, 2011, because we only recently acquired our oil and gas interests.  Production for the year ending December 31, 2011 was 1,484 barrels, generating gross revenues of $129,762 or $87.44 per barrel of which the Company’s share was $78,544.

Unproved Oil and Natural Gas Reserves

As of December 31, 2011, our total estimated unproved reserves were approximately 1,495,757 barrels of oil reserves. Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Employees

As of December 31, 2011, we had one full time employee. The Company utilizes various independent contractors for marketing, geology research and accounting services.

Subsequent Events

On January 2, 2012, we completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan, pursuant to a Plan and Agreement of Reorganization dated December 1, 2011, in exchange for 1,000,000 shares of our common stock. As additional consideration, we paid to the two stockholders a) $35,000 in cash (b) executed a Promissory Note of $55,000 payable to the stockholders of RTE, payable at the rate of $10,000 per month commencing 30 days after closing of the acquisition, and (c) assumed approximately $50,000 of debts owed to a bank by RTE and guaranteed by the two stockholders of RTE. The shares issued to the owners of RTE were valued at $200,000 based on issuance of 1,000,000 shares of our common stock valued at $0.20 per share, based on the closing price per share on the date of closing of the transaction. The fair value of the total consideration paid for the acquisition of RTE amounted to $290,000. The parties further agreed that after the completion of the acquisition, RTE will become a wholly-owned subsidiary of the Company and will be run as a separate operating entity. As of March 29, 2012, we have paid $35,000 in cash to the stockholders of RTE, paid $20,000 towards the Promissory Note of $55,000, and paid $8,379 towards the bank debt assumed by us.

From January 1, 2012 through March 29, 2012, we sold 834,000 Units to an accredited investor for cash proceeds of $250,200 or $0.30 per Unit pursuant to a November 1, 2010 Regulation D private placement memorandum for 3,000,000 Units on a best efforts basis. Each Unit consisted of one share of common stock and one redeemable Class C Warrant to purchase one share of common stock at an exercise price of $1.00 per share.

From January 1, 2012 to January 31, 2012, we paid the remaining consideration of $60,000 for the assignment of 90% of the assignor(s) rights, title, interest, and duties and obligations in Chautauqua Lease located in Kansas.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below and the other information in this report, including our consolidated financial statements and the notes to those statements, before you purchase any of our shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our business, results of operations or financial condition in the future. If any of the following risks and uncertainties develops into actual events, our business, results of operations or financial condition could be adversely affected. In those cases, the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives.

We have incurred cumulative net losses of $1,415,600 for the period from September 25, 2008 (inception) to December 31, 2011. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We will require additional capital to fund our future activities. If we fail to obtain additional capital, we may not be able to implement fully our business plan, which could lead to a decline in reserves.

We are dependent on our ability to obtain financing to supplement our cash flow from operations. Historically, we have financed our business plan and operations primarily with issuances of common stock. We also require capital to fund our capital budget. Production of oil and gas will require significant capital expenditures and successful drilling operations. We will be required to meet our needs from our internally generated cash flows, debt financings and equity financings.

If our revenues decrease as a result of lower commodity prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. We may, from time to time, need to seek additional financing. Even if additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our projects, which could lead to a possible loss of properties and a decline in any oil and gas we may recover.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 30, 2012, our independent registered public accounting firm stated that our consolidated financial statements for the fiscal year ended December 31, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses and cash used in operations since September 25, 2008 (inception). We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals, and there can be no assurances that such methods will prove successful.  In addition, we most likely will need to raise monies for future development costs. Even though these development costs may be incurred over a three to five year period, we may be unable to raise the funds necessary to cover such costs.  We have only raised approximately $1,431,262 million in capital since our inception in September 2008 through March 30, 2012.  Therefore, there is no assurance that further capital can be raised, which if not raised will substantially change our plans to develop any of our oil properties.

 Gas and oil prices are volatile, and a decline in gas or oil prices could significantly affect our business, financial condition or results of operations and our ability to meet our capital expenditure requirements and financial commitments.

Our revenues, profitability and cash flow depend substantially upon the prices and demand for gas and oil. The markets for these commodities are volatile, and even relatively modest drops in prices can affect significantly our financial results and impede our growth. Prices for gas and oil fluctuate widely in response to relatively minor changes in the supply and demand for gas and oil, market uncertainty and a variety of additional factors beyond our control, such as:

•	domestic and foreign supply of gas and oil;
•	price and quantity of foreign imports;
•	commodity processing, gathering and transportation availability and the availability of refining capacity;
•	domestic and foreign governmental regulations;
•	political conditions in or affecting other gas producing and oil producing countries, including the current conflicts in the Middle East and conditions in South America and Russia;
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	weather conditions, including unseasonably warm winter weather;
•	technological advances affecting gas and oil consumption;
•	overall United States and global economic conditions; and
•	price and availability of alternative fuels.

Further, gas prices and oil prices do not necessarily fluctuate in direct relationship to each other.

The results of higher investment in the exploration for and production of gas and other factors may cause the price of gas to drop. Lower gas and oil prices may not only cause our revenues to decrease but also may reduce the amount of gas and oil that we can produce economically. Substantial decreases in gas and oil prices would render uneconomic some or all of our drilling locations. This could have a material adverse effect on our financial condition, results of operations and cash flow.

Drilling and exploring for, and producing, gas and oil are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Drilling and exploration are the main methods we use to replace our hydrocarbons. However, drilling and exploration operations may not result in any increases in hydrocarbons for various reasons. Exploration activities involve numerous risks, including the risk that no commercially productive gas or oil reservoirs will be discovered. In addition, the future cost and timing of drilling, completing and producing wells is often uncertain. Furthermore, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	lack of acceptable prospective acreage;
•	inadequate capital resources;
•	unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents;
•	adverse weather conditions, including tornados;
•	unavailability or high cost of drilling rigs, equipment or labor;
•	reductions in gas and oil prices;
•	limitations in the market for gas and oil;
•	surface access restrictions;
•	title problems;
•	compliance with governmental regulations; and
•	mechanical difficulties.

Our decisions to purchase, explore, develop and exploit prospects or properties depend in part on data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often uncertain. Even when used and properly interpreted, 3-D seismic data and visualization techniques only assist geoscientists and geologists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or producible economically. In addition, the use of 3-D seismic and other advanced technologies require greater pre-drilling expenditures than traditional drilling strategies.

In addition, higher gas and oil prices generally increase the demand for drilling rigs, equipment and crews and can lead to shortages of, and increasing costs for, such drilling equipment, services and personnel. Such shortages could restrict our ability to drill the wells and conduct the operations that we currently have planned. Any delay in the drilling of new wells or significant increase in drilling costs could adversely affect our ability to increase our production and reduce our revenues.

 Our actual production, revenues and expenditures related to our oil and gas prospects are likely to differ from our estimates of hydrocarbons. We may experience production that is less than estimated and drilling costs that are greater than estimated in our reserve reports. These differences may be material.

We estimate the amount of hydrocarbons available in our prospects. Petroleum engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact manner. Estimates of economically recoverable gas and oil reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

•	historical production from the area compared with production from other similar producing areas;
•	the assumed effects of regulations by governmental agencies;
•	assumptions concerning future gas and oil prices; and
•	assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.

Because all estimates of recoverable oil and gas are to some degree subjective, each of the following items may differ materially from those assumed in estimating proved reserves:

•	the quantities of gas and oil that are ultimately recovered;
•	the production and operating costs incurred;
•	the amount and timing of future development expenditures; and
•	future gas and oil prices.

Estimates of proved undeveloped reserves are even less reliable than estimates of proved developed reserves.

Furthermore, different engineers may make different estimates of recoverable oil and gas and cash flows based on the same available data. Our actual production, revenues and expenditures will likely be different from estimates and the differences may be material. Actual future net cash flows also will be affected by factors such as:

•	the amount and timing of actual production;
•	supply and demand for gas and oil;
•	increases or decreases in consumption; and
•	changes in governmental regulations or taxation.

You should not assume that the present value of future net revenues from our potential recoverable oil and gas is the current market value of our estimated gas and oil reserves.

This report includes “probable reserves” and “possible reserves,” both of which are considered by the SEC as unproved reserves and to be inherently unreliable.  Probable and possible reserves may be misunderstood or seen as misleading to investors that are not experts in the oil and gas industry.  As such, investors should not place undue reliance on these estimates.  Except as required by applicable law, we undertake no duty to update this information and do not intend to do so.

Competition in the oil and gas industry is intense, and many of our competitors have resources that are greater than ours.

We operate in a highly competitive environment for acquiring prospects and productive properties, marketing gas and oil and securing equipment and trained personnel. Many of our competitors are major and large independent oil and gas companies that possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit. Our ability to acquire additional prospects and discover reserves in the future will depend on our ability to evaluate and select suitable properties and consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and gas industry. Larger competitors may be better able to withstand sustained periods of unsuccessful drilling and absorb the burden of changes in laws and regulations more easily than we can, which would adversely affect our competitive position. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.

We depend on our management team and other key personnel. Accordingly, the loss of any of these individuals could adversely affect our business, financial condition and the results of operations and future growth.

Our success largely depends on the skills, experience and efforts of our management team. The loss of the services of one or more members of our senior management team could have a negative effect on our business, financial condition, results of operations and future growth. We have entered into an employment agreement with Javan Khazali, our President and Chief Executive Officer. See ITEM 11“Executive Compensation ”. If he or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. Our ability to manage our growth, if any, will require us to attract, motivate and retain additional qualified personnel. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

We are subject to complex governmental laws and regulations that may adversely affect the cost, manner or feasibility of doing business.

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, gas and oil, and operating safety, and protection of the environment, including those relating to air emissions, wastewater discharges, land use, storage and disposal of wastes and remediation of contaminated soil and groundwater. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. We may encounter reductions in reserves or be required to make large and unanticipated capital expenditures to comply with governmental laws and regulations, such as:

•	Price control;
•	taxation;
•	Lease permit restrictions;
•	drilling bonds and other financial responsibility requirements, such as plug and abandonment bonds;
•	spacing of wells;
•	unitization and pooling of properties;
•	safety precautions; and
•	permitting requirements.

Under these laws and regulations, we could be liable for:

•	personal injuries;
•	property and natural resource damages;
•	Well reclamation costs, soil and groundwater remediation costs; and
•	governmental sanctions, such as fines and penalties.

Our operations could be significantly delayed or curtailed, and our cost of operations could significantly increase as a result of environmental safety and other regulatory requirements or restrictions. We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be unable to obtain all necessary licenses, permits, approvals and certificates for proposed projects. Intricate and changing environmental and other regulatory requirements may require substantial expenditures to obtain and maintain permits. If a project is unable to function as planned, for example, due to costly or changing requirements or local opposition, it may create expensive delays, extended periods of non-operation or significant loss of value in a project.

Attempts to grow our business could have an adverse effect on our ability to manage our growth effectively.

Because of our small size, we desire to grow rapidly in order to achieve certain economies of scale. Although there is no assurance that this rapid growth will occur, to the extent that it does occur, it will place a significant strain on our financial, technical, operational and administrative resources. As we increase our services and enlarge the number of projects we are evaluating or in which we are participating, there will be additional demands on our financial, technical and administrative resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of geoscientists and engineers, could have a material adverse effect on our business, financial condition and results of operations.

Operating hazards, natural disasters or other interruptions of our operations could result in potential liabilities, which may not be fully covered by our insurance.

The oil and gas business involves certain operating hazards such as:

•	Well blowouts;
•	cratering;
•	explosions;
•	uncontrollable flows of gas, oil or well fluids;
•	Fires;
•	pollution; and
•	releases of toxic gas.

The occurrence of one of the above may result in injury, loss of life, suspension of operations, environmental damage and remediation and/or governmental investigations and penalties.

In addition, our operations in Oklahoma, Kansas and Texas are especially susceptible to damage from natural disasters such as tornados and involve increased risks of personal injury, property damage and marketing interruptions. Any of these operating hazards could cause serious injuries, fatalities or property damage, which could expose us to liabilities. The payment of any of these liabilities could reduce, or even eliminate, the funds available for exploration, development, exploitation and acquisition, or could result in a loss of our properties.

The requirements of complying with the Securities Exchange Act of 1934 and the Sarbanes Oxley Act of 2002 may strain our resources and distract management.

As a public company we will be subject to the reporting requirements of the Securities Exchange Act of 1934, referred to as the Exchange Act, and the Sarbanes Oxley Act of 2002 and related rules of the SEC. These requirements may place a strain on our systems and resources as we will be required to carry out activities we have not conducted previously, and we will incur significant legal, accounting and other expenses that we did not incur in the past. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures, corporate governance standards and internal controls over financial reporting. If we identify any issues in complying with those requirements (for example, if we or our independent auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us.

We also expect that it could be difficult and will be significantly more expensive to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties also may prompt even more changes in governance and reporting requirements.

We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. Additionally, in connection with these heightened duties, significant resources and management oversight will be required as we may need to devote additional time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with public company reporting requirements. The effort to prepare for these obligations may divert management’s attention from other business concerns, which could have a material adverse affect on our business, financial condition, results of operations or cash flow.

There is a limited trading market for our common stock and if a market for our common stock does not further develop, our investors may be unable to sell their shares in a timely manner.

Although we are trading on the OTC Bulletin Board under the symbol NWTR, there is currently no active trading market for our common stock and such a market may not develop or be sustained. If an active trading market is established for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of companies like New Western, which may adversely affect the market price of our common stock in a material manner.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules referred to below, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

We do not anticipate paying any dividends in the foreseeable future, which may reduce the return on your investment in our common stock.

To date, the Company has not paid any cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. Payment of future dividends will depend on earnings and the capital requirements of New Western, and New Western's debt facilities and other factors considered appropriate by New Western's Executive Officers and Directors. We cannot guarantee that we will, at any time, generate sufficient profits or surplus cash that would be available for distribution as a dividend to the holders of our common stock. Our current plans are to use any profits that we may generate, if we generate any profits at all, to fund our operations. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

We will need to raise additional capital and, in so doing, will further dilute the total number of shares issued and outstanding.

We will need to raise additional capital by issuing additional shares of common stock and will, thereby, increase the number of common shares outstanding. There can be no assurance that this additional capital will be available and, if the capital is available at all, that it will be available on terms acceptable to us. The issuances of additional equity securities by New Western may result in a significant dilution in the equity interests of its current security holders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments. If we are able to raise additional capital, we cannot assure that it will be on terms that enhance the value of our common shares. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success will almost certainly be adversely affected.

The regulation of “Penny” stocks by the SEC and FINRA may discourage the tradability of our common stock.

We are a "penny stock" company. Our securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent shareholder losses. Our management is aware of the abuses that have occurred historically in the penny stock market.

Rule 144 Sales In the Future May Have a Depressive Effect on our Stock Price.

All of the outstanding shares of common stock that are held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

The market price of our common stock could be subject to significant fluctuations and the market price could be subject to any of the following factors:

o our failure to achieve and maintain profitability;

o changes in earnings estimates and recommendations by financial analysts;

o actual or anticipated variations in our quarterly and annual results of operations;

o changes in market valuations of similar companies;

o announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures   or capital commitments;

o loss of significant clients or customers;

o loss of significant strategic relationships.

Item 1B. Unresolved Staff Comments.

None

Item 2.	Properties.

We do not own any real property. We lease approximately 250 sq. ft. of office space in Irvine, California, at a monthly rent of $1,200.  The term of the lease is month to month. We believe that if necessary there is sufficient office space available at favorable leasing terms both to replace existing office space and to satisfy any additional needs we may have as a result of future expansion.

Item 3.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock, par value, $0.0001 per share ("Common Stock") began trading on the Over the Counter Electronic Bulletin Board ("OTC:BB") under the symbol "NWTR” in July 2011. Since that time there has been only limited trading. The following table sets forth, for the period indicated, the range of high and low closing “Bid” prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2011	High Bid	Low Bid

Quarter Ended September 30, 2011	$0.35	0.35
Quarter Ended December 31, 2011	$0.20	0.20

Fiscal Year Ending December 31, 2012

January 1 through March 29, 2012	$0.38	0.20

Penny Stock Considerations

The trading of our common stock is deemed to be "penny stock" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Common Stock Currently Outstanding

As of March 29, 2012, 66,060,866 shares of the Company’s common stock was outstanding, of which 41,850,000 shares were restricted, which are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

Stockholders

As of the date of this Report, we had 76 stockholders of record of our common stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividend Policy

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited financial statements.

Transfer Agent

Globex Transfer, LLC, located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725 is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

●

Between January and July 31, 2009, the Company sold 2,285,000 Units to 23 accredited investors at $0.10 per Unit, for gross proceeds of $228,500. Each Unit consists of one share of common stock and one Class A Warrant to purchase one share of common stock at an exercise price of $0.50 per share. The Class A Warrants expired on December 31, 2011.

●

Between August 2009 and December 31, 2010, the Company sold 3,115,200 Units to 26 accredited investors (including 13 non-U.S. investors, at a price of $0.25 per Unit, for gross proceeds of $778,762.  Each Unit consists of one share of common stock and one Class B Warrant to purchase one share of common stock at an exercise price of $0.75 per share.  The Class B Warrants expired on December 31, 2011.

●

On June 29, 2009, the Company issued 150,000 Units each, to two land owners, as part of the acquisition of the Wellsboro lease. Each Unit consists of one share of common stock and one Class A Warrant to purchase one share of common stock at an exercise price of $0.50 per share.  The Class A Warrants expired on December 31, 2011.

●	Between November 1, 2010 and August 31, 2011, the Company sold 426,666 Units to four accredited investors (including two non-U.S. investor), at a price of $0.30 per Unit, for gross proceeds of $128,000. Each Unit consists of one share of common stock and one Class C Warrant to purchase one share of common stock at an exercise price of $1.00 per share. The Class C Warrants expire on December 31, 2013.

We relied upon Regulation S, Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. Each prospective investor was given a private placement memorandum designed to disclose all material aspects of an investment in us, including the business, management, offering details, risk factors, consolidated financial statements and use of funds. It is the belief of management that each of the individuals who invested have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment and therefore did not need the protections offered by registering their shares under Securities and Act of 1933, as amended. Each investor completed a Stock Purchase Agreement, Offeree Questionnaire and/or Subscription Agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent. This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend.

Additional Information

Copies of our annual reports on Form 10−K, quarterly reports on Form 10−Q, current reports on Form 8−K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6.	Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and "Cautionary Note Regarding Forward Looking Statements" in Item 1 above.

Results of Operations for the Years Ended December 31, 2011 and December 31, 2010.

Revenues for the years ended December 31, 2011 and 2010 were $78,544 and $9,687, respectively.

Operating expenses for the year ended December 31, 2011 were $ 332,418 compared to $815,176 for the same comparable period in 2010. Operating expenses decreased by $482,758 or 59% in 2011 as compared to the same comparable period in 2010. Such decrease was primarily due to the increase in general and administrative expenses of $119,812 in 2011 as a result of (a) increase in compensation expense of the president of $90,000 recorded in 2011, (b) increase in legal and professional fees of $21,382 incurred due to acquisition of additional oil and gas properties in 2011 and increase in audit and consulting fees, (c) increase in intangible drilling and completion costs of $40,541 in 2011, and (d) increase in lease operating costs of $34,053 in 2011. Such increases in general and administrative costs were offset by (a) a gain on sale of Doshier lease of $25,000 in 2011, (b) reduction in warrant modification expense of $652,455 in 2011 due to extending the expiration date of Class A Warrants from December 31, 2010 to December 31, 2011, and (c) an overall management of controlling the costs more efficiently.

Non operating expenses for the year ended December 31, 2011 were $123,750 as compared to $3,557 for the comparable period in 2010. The primary increase in non operating expenses in 2011 was due to the loss of $120,000 on the sale of XnE, Inc. marketable securities.

 As a result of the above explanations, net loss for the year ended December 31, 2011 was $378,453 as compared to $809,846 for the same comparable prior period in 2010.

Effects of Inflation

We do not believe that inflation has had a material impact on our business.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and judgments related to the application of certain accounting policies.

While we base our estimates on historical experience, current information and other factors deemed relevant, actual results could differ from those estimates.  We consider accounting estimates to be critical to our reported financial results if (i) the accounting estimate requires us to make assumptions about matters that are uncertain and (ii) different estimates that we reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have material impact on our consolidated financial statements.

We consider our policies for oil and gas properties, mineral properties, long lived assets, asset retirement obligations, environmental matters and revenue recognition to be critical, due to the continuously evolving standards and industry practices related to revenue recognition, wherein any changes could materially impact the way we report revenues. Accounting policies related to: fair value of financial instruments, stock-based compensation, and income taxes are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies and our procedures related to these policies, are described below.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire interest in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells, including equipment and facilities are capitalized as part of “Uncompleted Wells, Equipment and Facilities” pending determination of whether the well has found proved reserves. Costs to drill exploratory wells that find proved reserves are reclassified to proved oil and gas properties while costs that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining undeveloped properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties (proved or unproved), after considering estimated residual salvage values, are depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Mineral Properties

Costs of acquiring mining properties are capitalized upon acquisition in accordance with ASC 930 “Extractive Industries – Mining” if the property is determined to have commercially minable deposits. Mine exploration costs are expensed as incurred. Mine development costs are expensed as incurred and are capitalized once proven and probable reserves exist. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.

Depletion of producing mineral properties is recorded using the unit-of-production method.

Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment , the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceed the undiscounted cash flows.

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations , which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligation at December 31, 2011 and 2010.

Environmental Matters

Our operations are subject to evolving federal, state and local environmental laws and regulations related to the discharge of materials into the environment. Our process is not expected to produce harmful levels of emissions or waste by-products.  However, these laws and regulations would require us to remove or mitigate the environmental effects of the disposal or release of substances at our site should they occur.  Compliance with such laws and regulations can be costly.  Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.  We are not aware of any area of non-compliance with federal, state or local environmental laws and regulations as of the date of this report.

Revenue Recognition

We sell crude oil, gas and minerals under short-term agreements at prevailing market prices. Revenue, which is our net revenue interest in the leased property, is recognized at the point of sale, when the crude oil, gas and minerals are extracted from our storage units by the customer. This is at the point where the customer has taken title and has assumed the risks and rewards of ownership, the sales price is fixed or determinable and collectability is reasonably assured.

Stock-Based Compensation

In accordance with ASC 718, Compensation – Stock Compensation, the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company generally uses the Black-Scholes option pricing method to compute the fair value of options or warrants granted for goods or services.

Liquidity and Capital Resources

The accompanying financial statements for the years ended December 31, 2011 and 2010 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital and stockholders’ equity as of the balance sheet dates.  These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 30, 2012, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to develop mineral leases and sell oil and gas that generates sufficient revenue and cash flows to meet our obligations and on our ability to obtain additional financing or sell assets as may be required to fund current operations. Management’s plans include generating income from our current oil leases and oil drilling operations to permit us to generate sufficient cash flows to continue as a going concern. There is no assurance these plans will be realized.

Net cash used in operating activities for the year ended December 31, 2011 was $328,965 primarily due to the net loss for the year of $378,453, a $25,000 gain on sale of oil property, an increase in accounts receivable of $9,541, an increase in prepaid expenses and other current assets of $144,193. an increase in accounts payable of $7,418 and increase in accrued expenses of $93,750 and offset by $120,000 loss on sale of marketable securities.

Net cash used in investing activities for the year ended December 31, 2011 was $81,285 due to the purchase and costs capitalized of oil and gas properties of $71,285, and a payment of deposits for business acquisitions of $35,000, offset by $25,000 proceeds from the sale of an oil property.

Net cash provided by financing activities for the year ended December 31, 2011 was $316,998 principally due to cash proceeds of $75,998 received from the sale of common stock pursuant to a private placement, proceeds from the receipts of notes payable of $100,000, and net proceeds from related party advances of $141,000.

As a result of the above activities, we experienced a net decrease of $93,252 in cash and cash equivalents for the year ended December 31, 2011. Cash and cash equivalents at December 31, 2011 were $16,403.

To date, we have financed our operations primarily through private placements of the sale of our securities in private offering transactions that were exempt from the registration requirements of the Securities Act.  During the years ended December 31, 2011 and 2010, we raised $76,998 and $453,462, respectively, from the sale of securities.   We also borrowed from our President and CEO $213,000 and repaid $72,000 for the year ended December 31, 2011 and borrowed $1,019 and repaid $1,302 for the year ended December 2010, respectively, for our working capital requirements.  We used cash in operating activities of $328,965 and $156,233 during the years ended December 31, 2011 and 2010, respectively.  Our working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed drilling programs to commercial viability, the level of sales of oil and gas, and acquisition costs for new oil and gas leases, and the amounts we invest in strategic relationships.  However, because several factors related to the growth of our operations remain outside of our control, there can be no assurance we will achieve commercial viability on our anticipated timeline.

Our planned expenditures for the next 12 months (beginning April 1, 2012) are summarized as follows:

Description	Potential Completion Date	Estimated Expenses
Professional Fees (legal, accounting and auditing fees)	12 months	$60,000
Oil and Gas Leases	12 months	200,000

Oil Well Drilling Costs	12 months	300,000
Other general and administrative expenses	12 months	340,000
Total		$900,000

Our general and administrative expenses for the year will consist primarily of business advisory and consulting fees, transfer agent fees, investor relations expenses and general office expenses including salaries. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we will require additional funds of approximately $900,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We believe that existing funds, funds generated from our operations, plus those we raise from borrowings and sales of our securities will be sufficient to support our operations for the next twelve months.  However, it is possible we will not be able to maintain our core services through such period or that we will not raise sufficient additional funds from asset sales and borrowings to cover operational expenses.  Under those circumstances, we will need to obtain additional funding to support our operations.  Because we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts.  Our inability to obtain any needed additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations.

Recent Accounting Pronouncements

See Note 2 of our Consolidated Financial Statements included in this report for discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

NEW WESTERN ENERGY CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

New Western Energy Corporation

We have audited the accompanying consolidated balance sheets of New Western Energy Corporation and Subsidiary (the Company) at December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Western Energy Corporation and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2011 of $378,453 and $328,965, respectively, and has working capital deficit and an accumulated deficit of $109,669 and $1,415,600, respectively at December 31, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 30, 2012

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

New Western Energy Corporation and Subsidiary
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$16,403	$109,655
Accounts receivable	9,541	-
Note receivable	30,000	5,000
Prepaid expenses and other assets	156,968	12,775
Total current assets	212,912	127,430

Property and equipment, net	902	2,606
Oil and gas properties, net	470,770	489,835
Mineral properties	103,530	103,530
Deposits for business acquisition	35,000	-
Other assets	1,450	1,450
Total Assets	$824,564	$724,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,779	$7,363
Accrued expenses	4,550	800
Oil and gas property obligations	60,000	-
Notes payable	100,000	-
Payable to related party	143,252	2,252
Total current liabilities	322,581	10,415

Total liabilities	322,581	10,415

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2011 and 2010, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 64,226,866 and 63,973,533 shares issued and outstanding at December 31, 2011 and 2010, respectively	6,422	6,397
Additional paid in capital	1,911,161	1,745,186
Accumulated deficit	(1,415,600)	(1,037,147)
Total Stockholders' Equity	501,983	714,436

Total Liabilities and Stockholders' Equity	$824,564	$724,851
The accompanying notes are an integral part of these consolidated financial statements

New Western Energy Corporation and Subsidiary
Consolidated Statements of Operations

	For the Year Ended December 31,
	2011	2010

Revenues	$78,544	$9,687

Expenses
Depreciation and depletion	2,054	1,763
General and administrative	259,360	792,003
Intangible drilling and completion costs	40,541	-
Gain on sale of oil lease	(25,000)	-
Oil and gas production	55,463	21,410
Total expenses	332,418	815,176

Loss from operations	(253,874)	(805,489)

Other income (expenses)
Interest expense	(3,750)	(5,857)
Loss on sale of marketable securities	(120,000)	-
Other income	-	2,300
Total other income (expenses)	(123,750)	(3,557)

Loss from operations before income tax	(377,624)	(809,046)

Provision for income tax	829	800

Net Loss	$(378,453)	$(809,846)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	64,174,026	63,058,374

The accompanying notes are an integral part of these consolidated financial statements

New Western Energy Corporation and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2011 and 2010

	Common Shares		Additional
	Number	Par value	Paid -in Capital	Accumulated Deficit	Total
Balance - December 31, 2009	62,194,200	$6,219	$628,911	$(227,301)	$407,829
Common shares sold at $0.25 per share	1,606,000	161	401,301	-	401,462
Common shares sold at $0.30 per share	173,333	17	51,983	-	52,000
Forgiveness of interest on notes payable	-	-	10,536	-	10,536
Modification of Class A warrants	-	-	652,455	-	652,455
Net loss - 2010	-	-	-	(809,846)	(809,846)
Balance - December 31, 2010	63,973,533	6,397	1,745,186	(1,037,147)	714,436

Common shares sold at $0.30 per share	253,333	25	75,975	-	76,000
Forgiveness of compensation by an officer	-	-	90,000	-	90,000
Net loss - 2011	-	-	-	(378,453)	(378,453)
Balance - December 31, 2011	64,226,866	$6,422	$1,911,161	$(1,415,600)	$501,983

The accompanying notes are an integral part of these consolidated financial statements

New Western Energy Corporation and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net Loss	$(378,453)	$(809,846)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	2,054	1,763
Bad debt expense	5,000	-
Investor relations expenses	-	652,455
Gain on sale of oil property	(25,000)	-
Loss on sale of marketable securities	120,000	-
Changes in operating assets and liabilities:
Accounts receivable	(9,541)	-
Prepaid expenses and other assets	(144,193)	(8,825)
Accounts payable	7,418	7,363
Accrued expenses	93,750	857
Net cash used in operating activities	(328,965)	(156,233)

Cash Flows From Investing Activities:
Purchase of note receivable	-	(5,000)
Payment of deposits for business acquisition	(35,000)	-
Purchase and capitalized cost of oils and gas properties, net	(71,285)	(50,000)
Proceeds from sale of oil property	25,000	-
Net cash used in investing activities	(81,285)	(55,000)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	75,998	453,462
Proceeds from notes payable	100,000	-
Proceeds from related party advances	213,000	1,019
Repayments of related party advances	(72,000)	(1,302)
Repayments of notes payable to a related party	-	(110,000)
Repayment of oil, gas and mineral obligations	-	(22,500)
Net cash provided by financing activities	316,998	320,679

Net increase (decrease) in cash and cash equivalents	(93,252)	109,446

Cash and cash equivalents, beginning of the period	109,655	209

Cash and cash equivalents, end of the period	$16,403	$109,655

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$829	$800
Cash paid for interest	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Liability incurred for oil and gas property	$60,000	$-
Note receivable on sale of marketable securities	$30,000	$-
Forgiveness of accrued compensation by related party	$90,000	$-
Sale of oil and gas properties in exchange for marketable securities	$150,000	$-
Related party accrued interest forgiven	$-	$10,536
Amendment of oil lease purchase price	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1: NATURE OF OPERATIONS AND GOING CONCERN

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

Pursuant to a Plan and Agreement of Reorganization dated December 1, 2011, the Company agreed to acquire 100% of the issued and outstanding capital stock of Royal Texan Energy Co. (“RTE”), an unrelated entity, in exchange for 1,000,000 shares of our common stock valued at $200,000. As additional consideration, the Company agreed to (a) pay to the stockholders of RTN $35,000 in cash (b) execute a promissory note of $55,000 payable at the rate of $10,000 per month commencing 30 days after the closing of acquisition of RTN, and (c) assumed approximately $50,000 of debt owed to two banks by RTE and guaranteed by the shareholders of RTE. The transaction closed on January 2, 2012, and RTE became our wholly-owned subsidiary and will conduct business as a separate operating company (See Note 13).

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company currently has on ongoing Regulation D private placement equity offering and has raised cash of $250,200 subsequent to December 31, 2011 and through the date of this report. At December 31, 2011, the Company has working capital deficit and accumulated deficit of $109,669 and $1,415,600, respectively, and has cash used in operations of $328,965 in 2011 and has a net loss of $378,453 in 2011. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary New Western Texas Oil and Gas Corporation. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts, notes and other receivables, valuation of long-lived assets and oil, gas and mineral properties, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Accounts receivable represent income earned from sale of oil and gas for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and stated at the amount management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Notes Receivable

On December 28, 2011, the Company sold its investment in marketable securities to the same entity whose securities the Company was holding as an investment, and obtained a $30,000 promissory note for the sale of such securities. A realized loss of $120,000 on the sale of marketable securities was recognized in 2011 (See Note 5 – Doshier Lease). The promissory note is due within six months of the balance sheet date and bears interest at 6% per annum, and is classified as current. In accordance with U.S. GAAP, we review our notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amount of the receivable may not be recovered. If such receivables are considered to be impaired, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the receivable. No impairment occurred during the year ended December 31, 2011.

In 2010, we entered into a loan agreement and paid $5,000 to an entity that was initially retained to locate oil and gas lease opportunities in Kentucky for the Company. The retainer was subsequently converted into a promissory note dated October 30, 2010, and became uncollectible and written-off as a bad debt during the year ended December 31, 2011.

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

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

 Property and Equipment

Property and equipment consists of furniture and equipment, and is recorded at cost and is being depreciated on a straight-line basis over its estimated useful life of three years.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire interest in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells, including equipment and facilities are capitalized as part of “Uncompleted Wells, Equipment and Facilities” pending determination of whether the well has found proved reserves. Costs to drill exploratory wells that find proved reserves are reclassified to proved oil and gas properties while costs that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining undeveloped properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties (proved or unproved), after considering estimated residual salvage values, are depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

 Mineral Properties

Costs of acquiring mining properties are capitalized upon acquisition in accordance with ASC 930 “Extractive Industries – Mining” if the property is determined to have commercially minable deposits. Mine exploration costs are expensed as incurred. Mine development costs are expensed as incurred and are capitalized once proven and probable reserves exist. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.

Depletion of producing mineral properties is recorded using the unit-of-production method.

Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceed the undiscounted cash flows.

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of  long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligation at December 31, 2011 and 2010.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

 Environmental Matters

Our operations are subject to evolving federal, state and local environmental laws and regulations related to the discharge of materials into the environment. Our process is not expected to produce harmful levels of emissions or waste by-products. However, these laws and regulations would require us to remove or mitigate the environmental effects of the disposal or release of substances at our site should they occur. Compliance with such laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements. We are not aware of any area of non-compliance with federal, state or local environmental laws and regulations as of the date of this report.

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

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, notes payable, and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company sells crude oil, gas and minerals under short-term agreements at prevailing market prices. Revenue, which is the Company's net revenue interest in the leased property, is recognized at the point of sale, when the crude oil, gas and minerals are extracted from our storage units by the customer. This is at the point where the customer has taken title and has assumed the risks and rewards of ownership, the sales price is fixed or determinable and collectability is reasonably assured.

Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Compensation, the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company generally uses the Black-Scholes option pricing method to compute the fair value of options or warrants granted for goods or services.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for  operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.”   When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48”, (“ASC 740-10”), which was issued on May 2, 2007.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10.  ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would  recognize  the full amount  of  tax  benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2011 there were Class C Warrants outstanding for 426,666 common shares that if exercised, may dilute future earnings per share.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at December 31, 2011 and 2010, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the consolidated financial statements.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 3: DEPOSITS FOR BUSINESS ACQUISITION

Pursuant to a Plan and Agreement of Reorganization dated December 1, 2011, the Company paid a deposit of $35,000 to the sellers of Royal Texan Energy Co. (RTE). The deposit is classified as a non-current asset as it represents a deposit for long-term investment. The business acquisition was completed on January 2, 2012 (See Note 13).

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2011	December 31, 2010

Furniture	$742	$742
Equipment	4,370	4,370
	5,112	5,112
Less: accumulated depreciation	(4,210)	(2,506)
	$902	$2,606

Depreciation expense for the years ended December 31, 2011 and 2010 was $1,704 and $1,704, respectively.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 5: OIL AND GAS PROPERTIES AND RELATED OBLIGATIONS

The Company's aggregate capitalized costs related to oil properties consist of the following:

Unproved Properties:
Name of the property	Type	December 31, 2011	December 31, 2010
Glass Lease	Oil	$210,000	$210,000
Phillips Lease	Oil	130,000	130,000
Doshier Lease	Oil	-	100,000
Swenson Lease	Oil	15,312	-
Chautauqua Lease	Oil	75,000	-
McLellan Lease	Oil	2,000	-
Reves Lease	Oil	2,000	-
Uncompleted wells, equipment and facilities		36,973	50,000
		471,285	490,000
Accumulated depletion		(515)	(165)
		$470,770	$489,835

Changes in the Uncompleted Wells, Equipment and Facilities was as follows:

	Year End December 31,
	2011	2010
Beginning Balance	$50,000	$50,000
Additions	36,973	-
Sale of lease	(50,000)	-
Reclassification to proved properties	-	-
Costs charged to expense	-	-
Balance at the end of the period	$36,973	$50,000

There were no exploration well costs capitalized for more than one year following completion of drilling.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Glass Lease, Rogers County, Oklahoma

On May 21, 2009, the Company entered into an Agreement to acquire the Glass Lease with RC Oil Co, Inc. (“Operator”). The Glass Lease is located in the North Eastern part of Oklahoma and consists of approximately 80 acres of leased land and a re-work of fourteen (14) oil wells in the Bartlesville formation. Under the terms of the Agreement, the Company agreed to provide incremental funding to the Operator for operations in return for a 75% of the working interest (60.94% net revenue interest) owned by RC Oil in certain leaseholds in Rogers County, Oklahoma, in exchange for $210,000 in cash. In addition to the foregoing, the Company received a right of first refusal to purchase an additional 75% working interest in all future wells developed by the Operator which the Operator presently owns. On November 7, 2011, the Operator assigned its 25% working interest in Glass Lease to PEMCO, LLC, a non-affiliated third party, and on November 8, 2011, the Company entered into a Joint Venture Contract and Operating Agreement (the “JV Agreement”) with PEMCO, LLC, a non-affiliated third party, to oversee the Company’s operations at its Glass Lease. The Company agreed to pay its pro-rata share (based on percentage ownership) of the expenses of operation and maintenance of the wells in addition to the same pro-rata share of any work-over operation required for the wells, such as service or replacement parts, as needed. As of December 31, 2011, the Company has recorded $5,710 for its shares of lease operating expenses in Glass Lease. In addition, the Company has paid all of its obligations of $210,000 under the Glass lease as of December 31, 2011 and 2010.

Phillips Lease, Rogers County, Oklahoma

On June 27, 2009, the Company entered into an Agreement to acquire the Phillips Lease with RC Oil Co, Inc. (“Operator”) in Rogers County, Oklahoma. Under the terms of the Agreement, the Company paid $130,000 to the Operator for operations of Phillips Lease in return for a 75% of the working interest (60.94% net revenue interest) owned by the Operator in Phillips Lease. Phillips Lease has seven (7) wells re-completion project which includes one (1) salt water injection well. The Phillips leasehold property contains approximately 150 acres. The project, similar to the Glass project, is a re-completion project with plans to produce the Bartlesville formation. This eliminates the risk normally associated with new drills and the lease is located in an area surrounded by proven and long lasting production. On October 23, 2011, the Operator assigned its 25% working interest in Phillips Lease to PEMCO, LLC, a non-affiliated third party, and on October 24, 2011,

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

the Company entered into a Joint Venture Contract and Operating Agreement (the “JV Agreement”) with PEMCO, LLC, to oversee the Company’s operations at its Phillips Lease. The Company agreed to pay its pro-rata share (based on percentage ownership) of the expenses of operation and maintenance of the wells in addition to the same pro-rata share of any work-over operation required for the wells, such as service or replacement parts, as needed. As of December 31, 2011, the Company has recorded $10,010 for its shares of lease operating expenses in Phillips Lease. In addition, the Company has paid all of its obligations of $130,000 under the Phillips Lease as of December 31, 2011 and 2010.

Doshier Lease, Nowata County, Oklahoma

On October 8, 2009, the Company entered into an Agreement to acquire the Doshier Lease with RC Oil Co, Inc. (“Operator”). The Doshier Lease is comprised of 7 wells to be re-worked in Nowata County, Oklahoma. The property spans 80-acres in an area surrounded by many producing oil leases. The Company purchased a 75 percent working interest (60.94% net revenue interest) in the Doshier Lease in exchange for $200,000 payable in cash. The Company has a right of first refusal to purchase an additional 75 percent in all future wells developed by the Operator which the Operator presently owns. On April 30, 2010, the Company and the Operator negotiated to amend the Agreement and agreed to reduce the purchase consideration for Doshier Lease to $100,000. Accordingly, the property and the obligation was reduced by $100,000 on April 30, 2010. During 2010, the Company incurred costs of $50,000 to work over the oil wells and capitalized such costs. As of December 31, 2010, the Company had paid in cash to the Operator the balance owed of $100,000 for purchase of Doshier Lease and $50,000 in work-over costs.

On May 5, 2011, the Company sold its ownership interest in Doshier Lease to XnE, Inc., a third party, in exchange for a total consideration of $175,000, comprising of cash consideration of $25,000 and 7,500,000 shares of common stock of XnE, Inc. valued at $150,000. The common stock received was valued at its fair value on the date of issuance. As of December 31, 2011, the Company had received the cash of $25,000 and sold the 7,500,000 shares of common stock of XnE, Inc. back to XnE, Inc. for $30,000 and received an unsecured promissory note of $30,000 bearing 6% interest, due on July 1, 2012. As a result, the Company recorded a gain of $25,000 from sale of Doshier Lease and a loss of $120,000 from sale of its investment in XnE shares.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Swenson Lease, Jones County, Texas

On January 27, 2011, the Company’s subsidiary New Western Texas acquired a 50% working interest (39.66 % net revenue interest) in 160 acres of oil and gas leases in Swenson Lease in Jones County, Texas for $8,000 cash. Subsequently additional acquisition costs of $7,312 were incurred. The lease was purchased subject to a Venture Agreement with a third party (Venture Partner) who holds the remaining 50% working interest and will act as the operator for a stipulated fee. Both parties agreed to evenly split operating expenses of the lease. Operating proceeds after royalty interests and expenses shall be distributed 50% to the Company. Additionally, per the terms of the Venture Agreement, the Venture Partner agreed to distribute 30% of its 50% working interest proceeds to the Company until the Company recovers its acquisition and development costs of the particular lease. As a result, the Company received 80% of the net proceeds from all sales of oil in Swenson lease during the year ended December 31, 2011. Subsequent to any lease purchase under this Venture Agreement, the Company has the option to decline to develop a property in which case the Venture Partner must repurchase the working interest from the Company at the then fair value of the lease working interest. The Company is required to provide the operator with a prepaid amount of $10,000 to be used to fund operating expenses within 3 days of a request by the Venture partner. During the year ended December 31, 2011, the Company incurred $36,973 of capitalizable equipment costs classified as uncompleted wells equipment and facilities and $40,541 of non-capitalizable exploratory costs relating to the Swenson Lease that were expensed as incurred.

Chautauqua Lease, Chautauqua County, Kansas

On December 20, 2011, the Company entered into an Assignment of Oil and Gas Lease with a third party for an oil and gas property in Kansas named as “Chautauqua Lease”, whereby the assignor(s) granted the rights to the Company to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil, gas, including all associated hydrocarbons. The assignors agreed to transfer 90% of their rights, title, interest, and duties and obligations in Chautauqua Lease to the Company for a total consideration of $75,000. The Company’s working interest is 90% and net revenue interest in Chautauqua Lease was calculated at 70.45% after paying off the mineral owners and other fees. The terms of payment agreed were (a) $15,000 upon execution of the Assignment, (b) $30,000 on or before January 15, 2012, and (c) $30,000 on or before January 31, 2012. The $60,000 payable is reflected in the accompanying consolidated balance sheet as oil and gas property obligations. The Company has paid $15,000 as of December 31, 2011, and has subsequently paid the remaining consideration of $60,000 as of January 31, 2011. The Company has not started any oil and gas exploration on Chautauqua Lease as of December 31, 2011.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

McLellan Lease, Jones County, Texas

On August 8, 2011, the Company’s wholly-owned subsidiary New Western Texas was assigned from a third party a Paid Up Oil and Gas Lease agreement with Michael L. McLellan and Paula McLellan (Lessors) which provides the Company a 50% working interest (41.25% net revenue interest) in approximately 160 acres of land for the purpose of exploring for developing, producing and marketing oil and gas, along with all hydrocarbon and non-hydrocarbon substances produced in association therewith. The Lease has a term of 3 years or thereafter as long as oil and/or gas is produced in paying quantities for the leased properties. Under the lease royalties to the Land owners are 17.5% of all income from the sale of any and all oil and gas produced from the said acreage covered in this lease. The Company agreed to pay to Lessor for its share of working interest upon execution of the lease by Lessor, $2,000 as the consideration for leasing such acreage for its working interest. In addition, the Company agreed to pay to the Lessor before the commencement of drilling or construction operations, $1,000 for damages to the surface of said acreage for the drill site and road of each well drilled and $750 for tank battery location built on said acreage. The Company has recorded $2,000 for lease acquisition costs on McLellan lease as of December 31, 2011 and has a commitment of expenses for the remaining $1,750 for its working interest.

Reves Lease, Jones County, Texas

On October 10, 2011, the Company’s wholly-owned subsidiary New Western Texas was assigned from a third party a 50% working interest (41.25 % net revenue interest) in approximately 84 acres of oil and gas leases in Jones County, Texas for $2,000 cash with Ray Reves and Yvonne Reves (Lessors). The Reves lease requires no further lease payments as long as within three years and thereafter, oil and/or gas is produced in paying quantities from the leased premises. Under the lease, royalties to the land owners are 17.5% of all income from the sale of oil and gas produced from the leased properties. In addition, the Company agreed to pay to the Lessor before the commencement of drilling or construction operations, $1,000 for damages to the surface of said acreage for the drill site and road of each well drilled and $500 for tank battery location built on said acreage. The Reves lease is adjacent to the Swenson Lease, an oil and gas lease in which the Company has a lease interest. As of December 31, 2011, the Company has recorded $2,000 for lease acquisition cost on Reves Lease, and has a commitment of expenses of $1,500 for its working interest.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 6: MINERAL PROPERTIES AND RELATED OBLIGATIONS

The Company’s aggregate capitalized costs related to mineral properties consist of the following:

Unproved:		December 31,
Name of Property	Type	2011	2010

Wellsboro Lease	Gravel	$103,530	$103,530
		103,530	103,530
Accumulated depletion		-	-
Impairment loss		-	-
		$103,530	$103,530

Since there was no production of minerals in years 2011 and 2010, there is no depletion expense relating to mineral properties recorded in 2011 and 2010 and no accumulated depletion as of December 31, 2011 and 2010.

Wellsboro Lease, Tioga County, Pennsylvania

On June 29, 2009, the Company negotiated to acquire a land lease near Middlebury Township in Tioga County, Pennsylvania. The Company acquired an 87.5% net revenue interest in any minerals and an 85% net revenue interest in any gas. The total consideration paid for this acquisition was $103,530 of which $45,000 was paid in cash and the remaining $58,530 was paid by issuance of the Company’s 300,000 shares of common stock and 300,000 warrants at an exercise price of $0.50 per share, both stock and warrants valued at a total of $58,530. This property of approximately 23 acres is located on a glacial aged kame terrace. The terrace sands, gravels and finer sediments were deposited in response to blockage by glacial ice. The potential usable deposit conceivably may be significantly larger. As of December 31, 2009, $22,500 was due and all shares and warrants had been paid. As of December 31, 2010, the Company had paid $45,000 in cash and issued 300,000 shares of its common stock and 300,000 warrants to the land owners. In December 2010, the Company modified the 300,000 warrants to extend the maturity date by one year to December 31, 2011. The value of the modification was computed at $72,900 which was recorded as investor relations expense (see Note 10).

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

The Company has recorded $538 in lease operating costs during the period ended December 31, 2011. The 300,000 warrants issued were not exercised as of December 31, 2011 and hence, expired as of that date. The Company has not started the exploration and production at the Wellsboro Lease as of December 31, 2011.

NOTE 7: NOTES PAYABLE

On July 28, 2011, the Company executed a Promissory Note (“Note”) for $50,000 from a stockholder for its working capital requirements. The Note shall be payable in full, including principal and interest, by July 31, 2012. The Note is unsecured and bears an interest rate of 10% per annum and is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans. The Company recorded an interest expense of $2,083 for the year ended December 31, 2011 in the accompanying consolidated financial statements.

On August 30, 2011, the Company executed a Promissory Note (“Note”) for $50,000 from a stockholder for its working capital requirements. The Note shall be payable in full, including principal and interest, by January 31, 2013. The Note is unsecured and bears an interest rate of 10% per annum and is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans. The Company recorded an interest expense of $1,667 for the year ended December 31, 2011 in the accompanying consolidated financial statements.

NOTE 8: RELATED PARTY TRANSACTIONS AND BALANCES

At December 31, 2011 and December 31, 2010, amounts due to the Chief Executive Officer (“Related Party”) for advances made to the Company for working capital was $143,252 and $2,252, respectively. Amounts due to the Related Party are unsecured, non-interest bearing and due on demand without specific repayment terms. In addition, compensation payable to the Related Party pursuant to the terms of an employment agreement amounted to $90,000 and $0 as of December 31, 2011 and 2010, respectively. The Related Party forgave to the Company the compensation earned for the year ended December 31, 2011 of $90,000. As a result, the Company has recorded the forgiveness of $90,000 to additional paid in capital in the accompanying financial statements as of December 31, 2011.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

NOTE 10: STOCKHOLDERS' EQUITY

The Company’s capitalization at December 31, 2011 was 100,000,000 authorized common shares and 5,000,000 authorized preferred shares, both with a par value of $0.0001 per share.

Common Stock

During 2010, the Company sold 1,606,000 Units to accredited investors for cash proceeds of $401,462, or $0.25 per Unit pursuant to a Regulation D private placement memorandum for 4,000,000 Units on a best efforts basis. Each Unit consisted of one share of common stock and one redeemable Class B Warrant to purchase one share of common stock at an exercise price of $0.75 per share. Such warrants expired on December 31, 2011. The Class B warrants were redeemable by the Company at a redemption price of $0.05 per warrant upon at least 30 days prior written notice, if the mean average of the closing bid price shall exceed $2.00 per share for 20 consecutive business days ending prior to the date notice of redemption is given.

On November 1, 2010, the Company sold, pursuant to a private placement for up to 3,000,000 Units, 173,333 Units to accredited investors for cash proceeds of $52,000 or $0.30 per Unit. Each Unit consisted of one share of common stock and one redeemable Class C Warrant to purchase one share of common stock at an exercise price of $1.00 per share. Such warrants expire December 31, 2013. The Class C warrants are redeemable by the Company at a redemption price of $0.05 per warrant upon at least 30 days' prior written notice if the mean average of the closing bid price shall exceed $2.00 per share for 20 consecutive business days ending prior to the date notice of redemption is given.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

On January 11, 2011 and July 28, 2011, the Company sold, pursuant to a private placement for up to 3,000,000 Units, 170,000 Units and 83,333 Units to two accredited investors for cash proceeds of $51,000 and $25,000 or $0.30 per Unit, each Unit consisting of one share of common stock and one redeemable Class C Warrant to purchase one share of common stock at an exercise price of $1.00 per share. Such warrants expire on December 31, 2013. The Class C warrants are redeemable by the Company at a redemption price of $0.05 per warrant upon at least 30 days' prior written notice if the mean average of the closing bid price exceeds $2.00 per share for 20 consecutive business days ending prior to the date notice of redemption is given.

As a result of all stock and warrant issuances as of December 31, 2011, the Company had 64,226,867 shares of common stock issued and outstanding and 426,666 Warrant C outstanding for conversion into common stock.

The Company has not adopted any stock option plans as of December 31, 2011.

Warrants

A summary of the Company’s warrant activity during the years ended December 31, 2011 and 2010 is presented below:

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Class A Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2009	2,685,000	$0.50	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2010	2,685,000	$0.50	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	2,685,000	-	-	-
Balance Outstanding, December 31, 2011	-	$-	-	-

Exercisable, December 31, 2011	-	$-	-	-

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Class B Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2009	1,509,200	$0.75	-	-
Granted	1,606,000	0.75	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2010	3,115,200	$0.75	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	3,115,200	-	-	-
Balance Outstanding, December 31, 2011	-	$-	-	-

Exercisable, December 31, 2011	-	$-	-	-

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Class C Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2009	-	$-	-	-
Granted	173,333	1.00	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2010	173,333	$1.00	-	-
Granted	253,333	1.00	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired
Balance Outstanding, December 31, 2011	426,666	$1.00	2	-

Exercisable, December 31, 2011	426,666	$1.00	2	-

Class A Warrants Modifications

In December 2010 the Class A Warrants were modified to extend the expiration date to December 31, 2011. As a result of this modification of expiration date, the Company recorded an investor relations expense for the year ended December 31, 2010 of $652,455 relating to 2,685,500 Class A Warrants issued in exchange of sale of common stock ($579,555) and purchase of mineral properties ($72,900). The $652,455 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of $0.30 which was the contemporaneous private placement offering price, and the following other Black-Scholes assumptions:

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Value before modification
Risk-free interest rate	0.07%
Expected term	0.02 Years
Expected dividend yield	-
Expected volatility	322%

Value after modification
Risk-free interest rate	0.30%
Expected term	1 year
Expected dividend yield	-
Expected volatility	322%

NOTE 11: INCOME TAXES

Income tax expense for the years ended December 31, 2011 and 2010 is summarized as follows:

	December 31, 2011	December 31, 2010
Current:
Federal	$-	$-
State	800	800
Deferred taxes	-	-
Income tax expense (benefit)	$800	$800

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

	December 31, 2011	December 31, 2010
Tax expense (credit) at statutory rate - federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Valuation allowance	40%	40%
Tax expense at actual rate	-	-

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carry forward	$481,304	$352,630
Total gross deferred tax assets	481,304	352,630
Less - valuation allowance	(481,304)	(352,630)
Net deferred tax assets	$-	$-

Deferred income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

The Company’s provision for income taxes differs from applying the statutory U.S. Federal income tax rate to income before income taxes. The primary differences result from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

At December 31, 2011, the Company had net operating loss carry-forwards of $1,415,601 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2031. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance during the years ended December 31, 2011 and 2010 was an increase of $128,674 and $275,348, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2011, tax years 2008, 2009, 2010 and 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 12: CONCENTRATIONS

Concentration of Operator

The Company uses two operators for all leased properties. The operators use their own equipment to extract oil and gas and therefore, the Company does not own or lease any production equipment. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of December 31, 2011.

Concentration of Customer

The Company sells its oil product to one customer.

Concentration of Credit Risk

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities.  This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.  A noninterest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2011.  As of December 31, 2011, the Company’s bank balances did not exceed FDIC insured amounts.

NOTE 13: SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date these consolidated financial statements were issued.

On January 2, 2012, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan Energy Co.(RTE), pursuant to a Plan and Agreement of Reorganization dated December 1, 2011, in exchange for 1,000,000 shares of its common stock. As additional consideration, the Company paid to the two stockholders a) $35,000 in cash (b) executed a Promissory Note of $55,000 payable to the stockholders of RTE, payable at the rate of $10,000 per month commencing 30 days after closing of the acquisition, and (c) assumed approximately $50,000 of debts owed to a bank by RTE and guaranteed by the two stockholders of RTE. The shares issued to the owners of RTE were valued at $200,000 based on issuance of 1,000,000 shares of our common stock valued at $0.20 per share, based on the closing price per share on the date of closing of the transaction. The fair value of the total consideration paid for the acquisition of RTE amounted to $290,000. The parties further agreed that after the completion of the acquisition, RTE will become a wholly-owned subsidiary of the Company and will be run as a separate operating entity. As of March 20, 2012, the Company has paid $35,000 in cash to the stockholders of RTE, paid $20,000 towards the Promissory Note of $55,000, and paid $8,379 towards the bank debt assumed by the Company.

Royal Texan Energy Co. principal business operations are acquisitions, exploration and development of, and production from oil and gas properties located in Texas. The Company acquired RTE primarily due to its lease ownership interests in oil and gas properties and the Company’s requirement to have an operator for exploration and production of oil and gas in Texas.

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

The purchase price of RTE was allocated first to record identifiable assets and liabilities at their fair value and the remainder to goodwill as follows:

Assets acquired:
Cash and cash equivalents	$12,058
Accounts receivable	18,054
Property and equipment, net	123,849
Investment in oil and gas properties, net	49,252
Goodwill	150,518
Total assets acquired	353,731

Liabilities assumed:
Accounts payable	(9,439)
Accrued expenses	(2,205)
Notes payable	(52,087)
Total liabilities assumed	(63,731)
Net assets acquired	$290,000

Purchase consideration:
Common stock - 1,000,000 shares	$200,000
Cash consideration	35,000
Note payable to stockholders	55,000
Total Consideration Paid	$290,000

The unaudited supplemental pro-forma revenue and net loss of the combined entity that give effect to the acquisitions had they occurred January 1, 2011 are as follows:

	Unaudited
	Revenues	Net Loss
Supplemental consolidated pro-forma information for the year ended December 31, 2011	$184,269	$270,431

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

In preparing the unaudited pro-forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had acquisition been made as of January 1, 2011, nor is it indicative of the results of future operations.

From January 1, 2012 through March 20, 2012, the Company sold 834,000 Units to an accredited investor for cash proceeds of $250,200 or $0.30 per Unit pursuant to a November 1, 2010 Regulation D private placement memorandum for 3,000,000 Units on a best efforts basis. Each Unit consisted of one share of common stock and one redeemable Class C Warrant to purchase one share of common stock at an exercise price of $1.00 per share.

From January 1, 2012 to January 31, 2012, the Company paid the remaining consideration of $60,000 for the assignment of 90% of the assignor(s) rights, title, interest, and duties and obligations in Chautauqua Lease located in Kansas.

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with ASC 932, Extractive Activities – Oil and Gas.

Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2011	2010
Unproved oil and gas properties	$434,312	$440,000
Uncompleted wells, equipment and facilities	36,973	50,000
Accumulated depletion	(515)	(165)
Net capitalized costs	$470,770	$489,835

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities, all in the United States (both capitalized and charged to expense) for the years ended December 31, 2011 and 2010 as follows:

New Western Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

	Year Ended December 31, 2011	Year Ended December 31, 2010
Acquisition (Return to Lessor) of unproved reserves	$131,285	$(100,000)
Acquisition of proved properties	$-	$-
Development costs	$-	$-
Exploration costs	$40,541	$50,000

Results of Operations for Oil and Gas Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities, all in the United States, for the years ended December 31, 2011 and 2010:

	2011	2010
Revenues, net of royalties	$78,544	$9,687
Production costs	(55,463)	(21,410)
Depletion, depreciation, and valuation allowance	(2,054)	(59)
Exploration costs	(40,541)	-
Income tax expense	(829)	-
Results of operations from producing activities (excluding corporate overhead and interest costs)	$(20,343)	$(11,782)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2011. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of three members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. There are currently no agreements or understandings whereby any officer or director would resign at the request of another person. None of our officers or directors are acting on behalf of or will act at the direction of any other person. Our current directors and executive officers are:

Name	Age	Position	Year Appointed
Javan Khazali	48	President, Chief Executive officer and Director	2008
Haris Baha	47	Chief Financial Officer, Secretary and Director	2009
Amir Eskarous	33	Director	2011

Javan Khazali, President, Chief Executive Officer/Director

Mr. Khazali was the Founder of the Company and was its interim President from September 2008 until December 2008 and then it’s President from June 2009 until the present.  From August 2008 to May 2009, Mr. Khazali served as President and Chief Executive Officer of Global 8 Environmental Technologies, Inc., a publicly traded, multi-disciplinary environmental solutions company, where he was responsible for business development, marketing and operations. From November 2004 to July 2008, Mr. Khazali served as Chief Operating Officer for Financial Media Group, Inc., a publicly traded financial communications and media company, where he was responsible for corporate governance, compliance, business development and operations. Mr. Khazali was responsible for implementing several new operational strategies that directly resulted in increased sales and market capitalization for Financial Media Group, Inc. during those years.  Mr. Khazali also worked for Cypost Corporation, initially as Vice-President of Administration in 2001 and later as Chief Executive Officer of Cypost from 2002 to 2003. In 2003, the directors of Cypost filed a Chapter 7 Bankruptcy. During the bankruptcy proceedings, Mr. Khazali assisted Cypost in financial distress negotiations, bankruptcy litigations and helped resolve disputes between Cypost and debt holders, lenders, bank groups, and equity holders. From 1985 to 2000, Mr. Khazali held numerous senior level positions in the food service sector including as a managing partner of two successful restaurants located in Western Canada. He also served as the director of operations of privately held restaurant chain located in various cities of United States and Western Canada having over 300 employees. Mr. Khazali’s past experience as an entrepreneur, a director of private and public companies and as an executive officer of small cap public companies, has been instrumental in the creation, development and launching of our Company.

Haris Baha, Chief Financial officer/Director

Haris Baha is an experienced marketing and finance professional. Mr. Baha has been the Chief Financial Officer since January 2009 and the President from January 2009 until June 2009.  Prior to joining the Company in January 2009, Mr. Baha served as a Sales Manager for Equity 1 Lenders Group, a position he held from March 2000 to July 2008. Mr. Baha was responsible for managing a team of loan officers, and was involved in the firm's planning, goal setting, and customer and vendor relations on a daily basis. Mr. Baha was instrumental in expanding the firm's sales operations. Equity 1 Lenders Group was named one of the fastest 50 growing companies in Southern California in 2005. Prior to joining Equity 1 Lenders Group, Mr. Baha served as the Manager for the San Diego-based Avco Financial Services, where he was responsible for managing client accounts, and maintaining profitability. From 1992-1993, Mr. Baha served as a securities sales agent for Thomas James and Associates in San Diego. Haris Baha earned his Bachelor's Degree in Corporate Finance from San Diego State University. Mr. Baha’s experience as a loan officer, a securities sales agent and in managing sales operations and preparing and controlling budgets, gives him the skills and attributes to serve as our CFO.

Amir Eskarous, Director

Amir Eskarous was appointed to the board in March, 2011.  He is an accomplished financial professional with more than a decade of experience in risk management and corporate accounting. Mr. Eskarous has experience in Oil & Gas, alternative energy, information technology and software industries. Mr. Eskarous began his career in 2000 as a Staff Auditor for Grant Thornton International where he performed detailed audit work for a variety of business and non-profit organizations including manufacturing, hotel and other service industries. From 2005-2006, he worked as a staff auditor for a mid-size Los Angeles-based accounting firm, where he performed detailed audit and review work for public and private companies in the software, construction, pharmaceutical, and service industries. From 2006-2008, Mr. Eskarous was a senior auditor for Stonefield Josephson, Inc., where he was in charge of audit and review engagements for public and private companies with revenue between $10 million and $100 million in software, information technology, alternative energy and retail industries. From 2008-2010, Mr. Eskarous served as a senior auditor for Burr, Pilger& Mayer, LLP, where he was in charge of audit and review for public and private companies with revenue of between $25 million and $2 billion in information technology industry. He currently serves as the audit manager for Goldman, Kurland and Mohidin, LLP in Los Angeles, with experience in oil and gas, alternative energy, manufacturing and services industries. Mr. Eskarous earned his bachelor's degree in Business Administration from Ain Shams University in Cairo, and is a Certified Public Accountant in California.

 Board Committees

Audit committee

The audit committee of our board of directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Our audit committee consists of Mr. Baha and Mr. Eskarous, who serves as chairman. Due to the fact that we have not yet assembled our complete management team, the audit committee does not currently have exclusively disinterested directors as members nor does it have a member who qualifies as a disinterested "audit committee financial expert" under the federal securities laws. We hope to be able to fill these positions during the latter part of 2012.

Compensation and Nominations Committees

We currently have no compensation or nominating committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation and nominations to the board of directors.

Code of Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the FINRA Rules.

Indemnification of Executive Officers and Directors

Chapter 78 of the Nevada Revised Statutes (“NRS”), pertaining to private corporations, provides that we are required to indemnify our officers and directors to the extent that they are successful in defending any actions or claims brought against them as a result of serving in that position, including criminal, civil, administrative or investigative actions and actions brought by or on behalf of the Company.

Chapter 78 of the NRS further provides that we are permitted to indemnify our officers and directors for criminal, civil, administrative or investigative actions brought against them by third parties and for actions brought by or on behalf of the Company, even if they are unsuccessful in defending that action, if the officer or director:

(a) is not found liable for a breach of his or her fiduciary duties as an officer or director or to have engaged in intentional misconduct, fraud or a knowing violation of the law; or

(b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe that his conduct was unlawful.

However, with respect to actions brought by or on behalf of the Company against its officers or directors, the Company is not permitted to indemnify its officers or directors where they are adjudged by a court, after the exhaustion of all appeals, to be liable to the Company for amounts paid in settlement to the Company, unless, and only to the extent that, a court determines that the officers or directors are entitled to be indemnified.

Our Articles of Incorporation and our Bylaws provide that we will indemnify our officers and directors to the full extent permitted by law for any threatened, pending or completed actions or proceedings, whether they be civil, criminal, administrative or investigative, including actions or proceedings brought by or in the right of our company.

Advance of Expenses

As permitted by Chapter 78 of the NRS, our Articles of Incorporation and our Bylaws, we are to advance funds to our officers or directors for the payment of expenses incurred in connection with defending a proceeding brought against them in advance of a final disposition of the action, suit or proceeding. However, as a condition of our doing so, the officers or directors to which funds are to be advanced must provide us with undertakings to repay any advanced amounts if it is ultimately determined that they are not entitled to be indemnified for those expenses.

Insurance

Chapter 78 of the NRS and our Bylaws also allow us to purchase and maintain insurance on behalf of our officers or directors, regardless of whether we have the authority to indemnify them against such liabilities or expenses.   Currently, we do not have any Directors & Officers’ Insurance.

The Statutes also provide that the allowed indemnification will not be deemed exclusive of any other rights to which the directors, officers and others may be entitled under our Bylaws, any agreement, a vote of stockholders or otherwise.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC") and each exchange on which the Company's securities are registered. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from the officers, directors, or persons holding greater than 10% of Company stock, no ownership disclosure form (SEC Form 5) was required for those persons. All of the required Form 3's and up to date Form 4's for the directors have been filed with the SEC. There are no transfers of the Company's common stock by any persons subject to Section 16(a) requirements.

Item 11.	Executive Compensation

The following table sets forth the compensation of our Chief Executive Officer during the last three fiscal years ended December 31, 2011, 2010 and 2009. No officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary compensation table

	Annual Compensation					Long Term Compensation
						Awards		Payout
	Year	Salary		Bonus($)	Other Annual Compensation($)	Restricted Stock Award(s)	Securities Underlying Options (#)	LTIP Payout($)	All Other Compensation
Javan Khazali	2011	90,000	(1)	0	0	0	0	0	0
President, CEO	2010	0		0	0	0	0	0	0
	2009	0		0	0	0	0	0	0

(1)	Salary earned by Mr. Khazali was contributed back to the Company as contributed capital in 2011.

Mr. Khazali has provided services to us at no charge during the early stages of our business. We recently entered into an Employment Agreement with Mr. Khazali which begins on April 1, 2011. As our business progresses and grows, we expect to begin paying salaries to each of our officers. We also expect to hire part-time and full-time employees and consultants who will be paid compensation and consulting fees.

Employment Agreement

On April 1, 2011, the Company entered into an employment agreement with Mr. Khazali to continue to serve as its President and Chief Executive officer. The employment agreement terminates on March 31, 2014, subject to automatic renewal for successive one-year terms. Mr. Khazali’s annual base salary shall be $120,000. Salary may be adjusted upward at the discretion of the Company’s Board, based upon Mr. Khazali’s performance and the Company’s financial circumstances including, but not limited to, the earnings per share. Mr. Khazali’s shall receive an automatic salary increase to $144,000 once the Company realizes a net profit of $100,000. Mr. Khazali shall be entitled to participate in the Company’s employee compensation and other benefit programs, in addition to reimbursement for his documented reasonable expenses incurred in connection with the fulfillment of his duties. The Company may terminate Mr. Khazali’s employment with or without cause. If Mr. Khazali’s employment is terminated without cause or due to a change of control, then he is entitled to a severance payment of up to three times his then current salary depending on when he is terminated. During 2011, Mr. Khazali earned $90,000 in compensation which was contributed back into the Company and recorded as contributed capital as of December 31, 2011.

Stock Option Plan

We do not have a stock option plan although we may adopt one or more such plans in the future.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's compensation

At present we do not pay our directors for attending meetings of our Board of Directors, although we may adopt a director compensation policy by the end of the current year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 15, 2012 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common Stock

Javan Khazali	38,800,000	58.7%
Haris Baha	3,000,000	4.5%
Amir Eskarous	50,000	• %
Officers and Directors (3 persons)	41,850,000	63.2%

 _____________________________

(1)	The address for each person or entity listed on the table is c/o New Western Energy Corporation, 20 Truman, Ste. 204, Irvine, CA 92620.
•	Less than 1%

Item 13.	Certain Relationships and Related Transactions and Director Independence.

During the year ended December 31, 2011, the President of the Company, Javan Khazali, made a series of advances to the Company in aggregate principal amount totaling $213,000 to help fund cash- flow deficiencies from the Company’s operations.. These advances are unsecured, non-interest bearing and are payable upon demand. As of December 31, 2011, $72,000 of advances were repaid in 2011.

Item 14.	Principal Accountant Fees and Services.

During 2011 and 2010, Salberg & Company, P.A., the Company’s Independent Registered Public Accounting Firm as of December 31, 2011, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2011, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2011.

	Year ended December 31,
	2011	2010

Audit Fees	$31,300	$22,100

Audit-Related Fees	$20,700	$2,000

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Salberg & Company, P.A. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Salberg & Company, P.A.’s independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules

Exhibit No.	Description
3.1 ††	Articles of Incorporation.
3.2†	Bylaws.
4.1†	Form of Stock Certificate
10.1 ††	Joint Venture Contract re: Glass Oil Lease dated May 21, 2009.
10.1.1 †††	Assignment of Contract re: Glass Oil Lease dated September 1, 2009
10.2†	Joint Venture Contract re: Phillips Oil Lease dated June 27, 2009.
10.3†	Mineral Lease re: Middlebury property dated July 1, 2009.
10.4†	Joint Venture Contract re: Doshier Oil Lease dated October 8, 2009.
10.5†	Venture Agreement re: Texas Oil lease dated January 27, 2011.
10.6†	Employment Agreement between the Company and Javan Khazali dated April 1, 2011.
21†	Subsidiaries of the Registrant.

___________________________

* Filed herewith

†   Filed as exhibits to Registration Statement on Form 10 filed April 11, 2011, and incorporated herein by reference.

†† Filed as exhibits to Amendment No.1 to Registration Statement filed June 16, 2011, and incorporated herein by reference.

†††  Filed as exhibits to Amendment No.2 to Registration Statement filed August 22, 2011, and incorporated herein by reference.

FORM 8-K:

None.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2012.

NEW WESTERN ENERGY CORPOATION

By:	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Javan Khazali	Dated: March 30, 2012
Javan Khazali
President (Principal Executive Officer) and Director

/s/ Haris Baha	Dated: March 30, 2012
Haris Baha
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Director

/s/ Amir Eskarous	Dated: March 30, 2012
Amir Eskarous
Director

EXHIBIT INDEX

Exhibit No.	Description
3.1 ††	Articles of Incorporation.
3.2†	Bylaws.
4.1†	Form of Stock Certificate
10.1 ††	Joint Venture Contract re: Glass Oil Lease dated May 21, 2009.
10.1.1 †††	Assignment of Contract re: Glass Oil Lease dated September 1, 2009
10.2†	Joint Venture Contract re: Phillips Oil Lease dated June 27, 2009.
10.3†	Mineral Lease re: Middlebury property dated July 1, 2009.
10.4†	Joint Venture Contract re: Doshier Oil Lease dated October 8, 2009.
10.5†	Venture Agreement re: Texas Oil lease dated January 27, 2011.
10.6†	Employment Agreement between the Company and Javan Khazali dated April 1, 2011.
21†	Subsidiaries of the Registrant.
31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

* Filed herewith

†   Filed as exhibits to Registration Statement on Form 10 filed April 11, 2011, and incorporated herein by reference.

†† Filed as exhibits to Amendment No.1 to Registration Statement filed June 16, 2011, and incorporated herein by reference.

†††  Filed as exhibits to Amendment No.2 to Registration Statement filed August 22, 2011, and incorporated herein by reference.