Form 10-Q
period 2012-03-31
New Western Energy Corp
filed 2012-05-21
CIK 1479488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐ No  ☑

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at May 14, 2012 was 66,060,866.

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

 PART I.

Item 1.  Financial Statements.

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS	March 31, 2012 (Unaudited)	December 31, 2011
Current assets
Cash and cash equivalents	$47,289	$16,403
Accounts receivable	10,755	9,541
Note receivable	30,000	30,000
Prepaid expenses and other assets	450	156,968
Total current assets	88,494	212,912

Property and equipment, net	119,948	902
Oil and gas properties, net	519,396	470,770
Mineral properties	103,530	103,530
Deposits for business acquisition	-	35,000
Goodwill	333,799	-
Other assets	1,450	1,450
Total Assets	$1,166,617	$824,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,746	$14,779
Accrued expenses	13,068	4,550
Accrued officer's compensation	33,000	-
Oil and gas property obligations	-	60,000
Notes payable, current portion	144,501	100,000
Payable to related party	93,252	143,252
Total current liabilities	297,567	322,581

Notes payable, long term portion	22,760	-

Total liabilities	320,327	322,581

Commitments and contingencies (Note 8)

Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 66,066,866 and 64,226,866 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6,606	6,422
Additional paid in capital	2,361,177	1,911,161
Accumulated deficit	(1,521,493)	(1,415,600)
Total Stockholders' Equity	846,290	501,983

Total Liabilities and Stockholders' Equity	$1,166,617	$824,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenues	$36,479	$-

Expenses
Depreciation and depletion	6,441	426
General and administrative	118,042	41,223
Exploration expenses	-	36,107
Oil and gas production	14,181	-
Total expenses	138,664	77,756

Loss from operations	(102,185)	(77,756)

Other income (expenses)
Interest expense	(3,358)	-
Interest income	450	-
Total other income (expenses)	(2,908)	-

Loss from operations before income tax	(105,093)	(77,756)

Provision for income tax	800	-

Net Loss	$(105,893)	$(77,756)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	65,536,866	64,122,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended March 31,
Cash Flows from Operating Activities:	2012	2011
Reconciliation of net loss to net cash used in operating activities:
Net Loss	$(105,893)	$(77,756)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	6,441	426
Changes in operating assets and liabilities:
Accounts receivable	16,840	-
Prepaid expenses and other assets	(6,577)	(62,787)
Accounts payable	(10,474)	256
Accrued expenses	9,317	-
Accrued officer's compensation	30,000	-
Net cash used in operating activities	(60,346)	(139,861)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,013)	-
Cash acquired as part of acquisition	12,058	-
Cash paid for acquisition	(20,186)	-
Cash paid for lease obligations	(60,000)	-
Purchase and capitalized cost of oils and gas properties, net	-	(35,059)
Net cash used in investing activities	(69,141)	(35,059)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	250,200	51,000
Cash payments for notes payable	(39,827)	-
Proceeds from related party advances	-	25,000
Payments of related party advances	(50,000)	-
Net cash provided by financing activities	160,373	76,000

Net increase (decrease) in cash and cash equivalents	30,886	(98,920)

Cash and cash equivalents, beginning of the period	16,403	109,655

Cash and cash equivalents, end of the period	$47,289	$10,735

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$800	$-
Cash paid for interest	$858	$-

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of Royal Texan Energy Co. assets:
Accounts receivable	$18,054	$-
Property & equipment, net	123,849	-
Investment in oil and gas properties	49,252	-
Goodwill - non-cash portion	325,671	-
Accounts payable	(9,439)	-
Accrued expenses	(2,205)	-
Notes payable	(52,087)	-
Common stock	(100)	-
Additional paid in consideration	(199,900)	-
Pre-acquisition cash advances	(163,095)	-
Note payable to stockholders	(55,000)	-
Pre-acquisition deposit paid	(35,000)	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2012

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

On January 2, 2012, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan Energy Co. (“RTE”) (See Note 3).

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments and business acquisition adjustments, necessary to present fairly the financial position at March 31, 2012, and the results of operations and cash flows for the three months periods ended March 31, 2012 and 2011. The balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s 2011 Annual Report filed with the SEC on Form 10-K on March 30, 2012.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company currently has on ongoing private placement equity offering and has raised $250,200 during the three months ended March 31, 2012 and $400,200 through the date of this report. At March 31, 2012, the Company had a working capital deficit of $209,073, incurred a net loss of $105,893 during the three months ended March 31, 2012 and used cash in operating activities of $60,346. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries New Western Texas Oil and Gas Corporation and Royal Texan Energy Co. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of marketable securities, valuation of accounts, notes and other receivables, valuation and purchase price allocation of assets acquired and liabilities assumed in business combinations, valuation of long-lived assets, goodwill and oil, gas and mineral properties, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2012, there were Class C Warrants outstanding for 1,260,666 common shares that were excluded from the computations of diluted loss per share since the effect was anti-dilutive. The warrants, if exercised, may dilute future earnings per share.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3: ACQUISITION OF ROYAL TEXAN ENERGY CO.

On January 2, 2012, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan Energy Co. pursuant to a Plan and Agreement of Reorganization dated December 1, 2011, in exchange for (a) 1,000,000 shares of its common stock, (b) $35,000 in cash and (c) a Promissory Note of $55,000 payable to the two stockholders of RTE, payable at the rate of $10,000 per month commencing 30 days after closing of the acquisition.  In addition, pre-acquisition cash advances of $163,095 were applied as additional purchase price. In a supplemental agreement between the Company and the sellers, the Company agreed to let the sellers retain net monetary assets acquired totaling $20,186, which is treated as additional purchase price.  The Company also agreed to pay down the bank notes of approximately $50,000 within six months of the acquisition closing date which notes had been previously personally guaranteed by the seller to the bank.  The shares issued to the owners of RTE were valued at $200,000 based on issuance of 1,000,000 shares of our common stock valued at $0.20 per share, based on the closing price per share on the date of closing of the transaction. The fair value of the total consideration paid for the acquisition of RTE amounted to $473,281. Upon completion of the acquisition, RTE became a wholly-owned subsidiary of the Company. As of March 31, 2012, the Company has paid $35,000 in cash to the stockholders of RTE, paid $30,000 towards the Promissory Note of $55,000, and issued the shares.  In addition $9,828 has been paid towards the bank debt assumed by the Company.

Royal Texan Energy Co. principal business operations are acquisitions, exploration and development of, and production from oil and gas properties located in Texas. The Company acquired RTE primarily due to its lease ownership interests in oil and gas properties and the Company’s requirement to have an operator for exploration and production of oil and gas in Texas.

The purchase price of RTE was allocated to record identifiable assets and liabilities at their fair value and the remainder to goodwill as follows:

Assets acquired:
Cash and cash equivalents	$12,058
Accounts receivable	18,054
Property and equipment, net	123,849
Investment in oil and gas properties, net	49,252
Goodwill	333,799
Total assets acquired	$537,012

Liabilities assumed:
Accounts payable	$(9,439)
Accrued expenses	(2,205)
Notes payable	(52,087)
Total liabilities assumed	(63,731)
Net assets acquired	$473,281

Purchase consideration:
Common stock - 1,000,000 shares, valued at $0.20 per share	$200,000
Pre-acquisition cash advances	163,095
Value of net monetary assets acquired assigned to seller	20,186
Cash consideration	35,000
Note payable to stockholders	55,000
Total Consideration Paid	$473,281

NOTE 4: OIL AND GAS PROPERTIES AND RELATED OBLIGATIONS

The Company's aggregate capitalized costs related to oil properties consist of the following:

Name of the property	Type	March 31, 2012 (Unaudited)	December 31, 2011
Glass Lease	Oil	$210,000	$210,000
Phillips Lease	Oil	130,000	130,000
Chautauqua Lease	Oil	75,000	75,000
Swenson Lease	Oil	23,070	15,312
McLellan Lease	Oil	4,191	2,000
Reves Lease	Oil	6,555	2,000
Terry Heirs	Oil	9,722	-
Trice, W. G.	Oil	25,333	-
Uncompleted wells, equipment and facilities		36,973	36,973
		520,844	471,285
Accumulated depletion		(1,448)	(515)
		$519,396	$470,770

Changes in the Uncompleted Wells, Equipment and Facilities were as follows:

Three Months Ended March 31, 2012 (Unaudited)
Beginning Balance – December 31, 2011	$36,973
Additions	-
Sale of lease	-
Reclassification to proved properties	-
Costs charged to expense	-
Ending Balance – March 31, 2012	$36,973

There were no exploration well costs capitalized for more than one year following the completion of drilling.

The following oil and gas leases were acquired during the three months ended March 31, 2012.

Mrs. W.G. Trice, Trice and Methodist Home and Trice Methodist “400” Leases, Shackelford County, Texas (“Trice Lease”)

Mrs. W.G. Trice Lease and Trice and Methodist Home Lease

On January 2, 2012, as part of the RTE acquisition, we acquired an assignment of an oil and gas lease. This lease had been acquired by RTE on April 1, 2010, when they entered into an assignment of oil and gas lease agreement with Richard Windham, JR., individually and dba Tracker Mineral and Tracker Mineral, LLC (“Assignor”), whereby the Assignor agreed to sell, assign, and transfer all of their rights, title and interest in and to the leasehold estates covering one hundred percent (100%) of their rights, title and interest in the Mrs. W. G. Trice and Trice and Methodist Home leases. The W. G. Trice and Methodist Home leases consist of four tracts of 257.75 acres of land in Shackelford County in Texas. The assignment of lease includes from the surface and insofar as covers ground to a depth of one thousand (1,000) feet below the surface and insofar as covers and includes net revenue interests except, that Richard Windham, Jr., individually reserves to himself, his heirs, successors and assigns an overriding royalty interest payable on oil, gas and associated hydrocarbons produced, saved and sold from only the lands described as Trice and Methodist Home Lease equal to the difference between an 80 percent net revenue interest and all lease royalty burdens. This assignment covers and includes all of Assignor’s interest in all equipment, personal property, and fixtures located on or used in connection with the lease.

Trice Methodist “400” Lease

On January 2, 2012, as part of the RTE acquisition, we acquired an assignment of an oil and gas lease. This lease had been acquired by RTE on April 1, 2010, when they entered into an assignment agreement whereby, the assignor agreed to sell, assign, transfer all of their rights, title and interest in and to the leasehold estates covering one hundred percent (100%) of their rights, title and interest in Trice Methodist “400” lease effective September 1, 2010. Trice Methodist “400” consisted of 273.3 acres of land in Shackelford, Texas. Pursuant to the terms of the assignment of the lease, RTE has a net revenue interest of 77%, and the operator shall pay the assignor, its successors or assigns, based on their division of interest, less taxes required by law to be deducted and remitted by the purchaser for all oil and gas.

We recorded these leases as $25,333 investment in oil and gas properties and $50,667 lease and well equipment. On April 2, 2010, RTE executed a promissory note with a bank and obtained a loan for $76,000 to fund the payment to the Assignor for the sale, assignment and transfer of all of their rights including, the cost of the tangible equipment, personal property and fixtures on the Mrs. W.G. Trice, Trice and Methodist Home and Trice Methodist “400” Lease. The promissory note is secured by the debtor’s interest in and to the Mrs. W.G. Trice lease, Trice Methodist “400” lease and Trice and Methodist Home lease all located in Shackelford County, Texas. The promissory note bears 7% per annum interest, and is payable in 48 monthly payments of $1,820.25 beginning May 2, 2010. We recorded this assumed note at its book value, which approximates fair value, of $46,929 on the RTE acquisition date. The principal balance due on the promissory note at March 31, 2012 was $42,260. The Company recorded an interest expense of $792 for the three months ended March 31, 2012.

Terry Heirs #1 and Lane #1, 2, 3 Shackelford County, Texas (“Terry Heirs”)

On January 2, 2012, as part of the RTE acquisition, we acquired an assignment of an oil and gas lease. We recorded this lease as $9,722 investment in oil and gas properties and $10,278 lease and well equipment. This lease had been acquired by RTE on October 12, 2009, when they entered into a Purchase and Sale Agreement and agreed to purchase the right, title and interest in, to and under the oil, gas and mineral leasehold interest in the oil and gas wells on properties located in Schackelford County, Texas. RTE purchased a 75.59667 percent net revenue interest in exchange for a purchase consideration of $20,000. RTE paid $4,583 in cash and executed a promissory note on November 4, 2009 of $15,417, payable on demand, but if no demand is made, then payable in 36 monthly installments of $486.63 bearing an interest rate of 8.5% per annum. We recorded this assumed note at its book value, which approximates fair value, of $5,159 on the RTE acquisition date. The Company recorded an interest expense of $66 for the three months ended March 31, 2012. On February 2, 2012, the Company paid $4,738 to pay off the principal balance and interest due on the promissory note.

Doshier Lease, Nowata County, Oklahoma

On May 5, 2011, the Company sold its ownership interest in Doshier Lease to XnE, Inc., a third party, in exchange for a total consideration of $175,000, comprising of cash consideration of $25,000 and 7,500,000 shares of common stock of XnE, Inc. valued at $150,000. The common stock received was valued at its fair value on the date of issuance. As of December 31, 2011, the Company had received cash of $25,000 and sold the 7,500,000 shares of common stock of XnE, Inc. back to XnE, Inc. for $30,000 and received an unsecured promissory note of $30,000 bearing 6% interest, due on July 1, 2012. As a result, the Company recorded a gain of $25,000 from sale of Doshier Lease and a loss of $120,000 from sale of its investment in XnE shares as of December 31, 2011. The Company recorded interest income of $450 for the three months ended March 31, 2012 and the principal balance due on the note receivable amounted to $30,000 at March 31, 2012.

Swenson Lease, Jones County, Texas

On January 27, 2011, the Company’s subsidiary New Western Texas acquired a 50% working interest (39.66 % net revenue interest) in 160 acres of oil and gas leases in Jones County, Texas for $8,000 cash. Subsequently additional acquisition costs of $7,312 were incurred. The lease was purchased subject to a Venture Agreement with a third party (Venture Partner) who holds the other 50% working interest and will act as the operator for a stipulated fee. Both parties will evenly split operating expenses of the lease. Operating proceeds after royalty interests and expenses shall be distributed 50% to the Company. Additionally, a stipulated portion of the Venture Partner’s working interest proceeds shall also be distributed to the Company until the Company recovers its acquisition and development costs of the particular lease. Subsequent to any lease purchase under this Venture Agreement, the Company may decline to develop a property in which case the Venture Partner must repurchase the working interest from the Company at the then fair value of the lease working interest. The Company was required to provide the operator with a prepaid amount of $10,000 to be used to fund operating expenses within 3 days of a request by the Venture Partner. As of March 31, 2012, the Company incurred $36,973 of capitalizable equipment costs classified as uncompleted wells equipment and facilities and $8,365 of non-capitalizable exploratory costs relating to the Texas lease that were expensed as incurred.

NOTE 5: MINERAL PROPERTIES AND RELATED OBLIGATIONS

The Company’s aggregate capitalized costs related to mineral properties consist of the following:

Unproved Properties:
Name of Property	Type	March 31, 2012 (Unaudited)	December 31, 2011

Wellsboro Lease	Gravel	$103,530	$103,530
		103,530	103,530
Accumulated depletion		-	-
Impairment loss		-	-
		$103,530	$103,530

Since there was no production of minerals during the three months ended March 31, 2012 and 2011, no depletion expense relating to mineral properties has been recorded for the three month periods ended March 31, 2012 and 2011, respectively.

NOTE 6: NOTES PAYABLE

	March 31, 2012 (Unaudited)	December 31, 2011
Note payable to a bank, principal balance of $76,000, secured by oil and gas deed of trust, and all of debtor's interest in M. Lane # 1, 2, 3 and T. Heirs # 1, bearing interest at 7% per annum, due April 2, 2014, payable in 48 monthly installments of $1,820.25 beginning May 2, 2010	$42,261	$-

Stockholder note payable, unsecured, bearing interest at 10% per annum, due on July 31, 2012, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	50,000	50,000

Stockholder note payable, unsecured, bearing interest at 10% per annum, due on January 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	50,000	50,000

Stockholder note payable, unsecured, non-interest bearing, monthly payments of $10,000, due in full on July 2, 2012	25,000	-
	167,261	100,000
Notes payable - current portion	(144,501)	(100,000)
Notes payable – long term	$22,760	$-

The Company recorded an interest expense of $3,358 and $0 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 7: RELATED PARTY TRANSACTIONS AND BALANCES

Payable to Related party

At March 31, 2012 and December 31, 2011, advances made to the Company by the Chief Executive Officer (“Officer”) for its working capital requirements amounted to $93,252 and $143,252, respectively. Amounts due to the Officer are unsecured, non-interest bearing and due on demand without specific repayment terms. In addition, compensation payable to the Officer pursuant to the terms of an employment agreement amounted to $30,000 and $0 as of March 31, 2012 and December 31, 2011, respectively.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. As of March 31, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 9: STOCKHOLDERS' EQUITY

The Company’s capitalization at March 31, 2012 was 100,000,000 authorized common shares and 5,000,000 authorized preferred shares, both with a par value of $0.0001 per share.

Common Stock and Warrants

On January 26, 2012, the Company sold, pursuant to a private placement equity offering, 834,000 Units to an accredited investor for cash proceeds of $250,200 or $0.30 per Unit, each Unit consisting of one share of common stock and one redeemable Class C Warrant to purchase one share of common stock at an exercise price of $1.00 per share. Such warrants expire on December 31, 2013. The Class C warrants are redeemable by the Company at a redemption price of $0.05 per warrant upon at least 30 days' prior written notice if the mean average of the closing bid price exceeds $2.00 per share for 20 consecutive business days ending prior to the date notice of redemption is given.

On January 26, 2012, the Company issued to the owners of RTE 1,000,000 shares of its common stock valued at $200,000 or $0.20 per share, based on the closing price per share, in exchange for the acquisition of 100% of capital stock of RTE (See Note 3).

As a result of all stock and warrant issuances as of March 31, 2012, the Company had 66,060,866 shares of common stock issued and outstanding and 1,260,666 Class C Warrants outstanding for conversion into common stock.

The Company has not adopted any stock option plans as of March 31, 2012.

NOTE 10: CONCENTRATIONS

Concentration of Operators

The Company’s oil leases are obtained from two separate lessors who also act as the operator for all leased properties. One operator uses its own equipment to extract oil and gas, and therefore, the Company does not own or lease any production equipment related to these leases. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of March 31, 2012.

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2012.  As of March 31, 2012, the Company’s bank balances did not exceed FDIC insured amounts.

NOTE 11: SUBSEQUENT EVENTS

On April 26, 2012, the Company sold, pursuant to an equity offering 500,000 Units to an accredited investor for cash proceeds of $150,000 or $0.30 per Unit, each Unit consisting of one share of common stock and one redeemable Class C Warrant to purchase one share of common stock at an exercise price of $1.00 per share.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Overview

We are an oil and gas and mineral exploration and production company with current projects located in Kansa, Oklahoma and Texas.   Our principal business is in the acquisition, exploration and development of, and production from oil, gas and mineral properties. We have a limited operating history with nominal revenues. On December 1, 2010, we formed an entity named New Western Texas Oil and Gas Corporation (“New Western Texas”) incorporated in the State of Nevada, as our wholly-owned subsidiary. New Western Texas started its operations in January 2011. On January 2, 2012, we acquired 100% of the issued and outstanding capital stock of Royal Texas Energy Co. (“RTE”), a Texas corporation. RTE’s principal business operations are acquisitions, exploration and development of, and production from oil and gas properties located in Texas. We acquired RTE primarily due to its lease ownership interests in oil and gas properties and the Company’s requirement to have an operator for exploration and production of oil and gas in Texas.

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

Results of Operations

Our consolidated results of operations for the three months ended March 31, 2012 and 2011 include the operation of the Company and our wholly-owned subsidiaries New Western Texas Oil and Gas Corporation and Royal Texan Energy Co.

We reported a net loss of $105,893 for the three months ended March 31, 2012, compared to a net loss of $77,756 for the same period ended March 31, 2011. The increase in loss was principally attributable to increase in payroll costs and legal and professional fees incurred by the Company.

Revenues

Revenues for the three months ended March 31, 2012 were $36,479 compared to $0 for the same periods in 2011. Revenues increased as we focused on drilling and extracting oil from Swenson, Trice and Terry Heirs leases and expended funds to develop the acquired properties.

Operating Expenses

General and administrative expenses (G&A) for the three ended March 31, 2012 were $118,042 compared to $41,223 for the same period in 2011. G&A expenses increased by $76,819 or 186% during the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to increase in legal and accounting fees, increase in payroll costs and consulting fees, and increase in travel and other administrative expenses.

Oil and gas production costs for the three months ended March 31, 2012 were $14,181 compared to $0 for the same time period in 2011. Exploration costs for the three months ended March 31, 2012 were $0 compared to $36,107 for the same period in 2011. We incurred higher oil and gas production costs in 2012 compared to 2011 due to our expanded drilling operations during the three months ended March 31, 2012 compared to the previous comparable period in 2011. We contracted with a third party exploration company and expended funds to perform drilling on exploratory wells in 2011.

Depreciation and depletion expense for the three months ended March 31, 2012 was $6,441 compared to $426 for the same period in 2011. Depreciation expense increased due to receipt of lease and well equipment as a result of acquisition of RTE.

Interest expense for the three months ended March 31, 2012 was $3,358 compared to $0 for the same period in 2011. Interest expense increased as a result of the two promissory notes executed by us for our working capital needs, assumption of bank loans pursuant to the acquisition of RTE, and a note payable to the former stockholders of RTE.

Interest income for the three months ended March 31, 2012 was $450 compared to $0 for the same period in 2011. Interest income consisted of interest earned on the note receivable from a third party for sale of marketable securities by us in December 2011. No interest income was earned during the three months ended March 31, 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $47,289 at March 31, 2012 compared to $16,403 at December 31, 2011. As shown in the accompanying consolidated financial statements, we recorded a loss of $105,893 for the three months ended March 31, 2012 compared to a loss of $77,756 for the same period in 2011. Our current liabilities exceeded our current assets by $209,073 at March 31, 2012 and net cash used in operating activities for the three months ended March 31, 2012 was $60,346. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises doubt about our ability to continue as a going concern.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 was $60,346 which resulted primarily from our net loss of $105,893, decrease in accounts receivable of $16,840, increase in prepaid expenses and other current assets of $6,577, decrease in accounts payable of $10,474, increase in accrued expenses of $9,317, and increase in accrued officer’s compensation payable of $30,000.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $69,141 due to cash paid for lease obligations of $60,000, cash acquired as part of acquisition of RTE amounting to $12,058, cash paid for acquisition pursuant to supplemental agreement of $20,186, and purchase of property and equipment of $1,013.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $160,373. Proceeds from the sale of common stock were $250,200, cash paid for notes payable was $39,827, and net advances received from a related party were $50,000.

As a result of the above activities, we experienced a net increase in cash of $30,886 for the three months ended March 31, 2012. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Off-balance Sheet Arrangements

Since our inception through March 31, 2012, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

 (a) Exhibits.

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WESTERN ENERGY CORPORATION

Date: May 21, 2012	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

Date: May 21, 2012	/s/ Haris Baha
Haris Baha, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002