Form 10-Q
period 2012-09-30
New Western Energy Corp
filed 2012-11-05
CIK 1479488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Yes  ☐ No  ☑

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 5, 2012 was 67,190,866.

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

 PART I.

Item 1.  Financial Statements.

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS	September 30, 2012 (Unaudited)	December 31, 2011
Current assets
Cash and cash equivalents	$33,763	$16,403
Accounts receivable	712	9,541
Note receivable	30,000	30,000
Prepaid expenses and other assets	1,350	156,968
Total current assets	65,825	212,912

Property and equipment, net	103,543	902
Oil and gas properties, net	554,241	470,770
Mineral properties	103,530	103,530
Deposits for business acquisition	-	35,000
Goodwill	333,799	-
Other assets	1,450	1,450
Total Assets	$1,162,388	$824,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,922	$14,779
Accrued expenses	23,568	4,550
Accrued officer's compensation	90,000	-
Oil and gas property obligations	-	60,000
Notes payable, current portion	100,000	100,000
Deposit on share purchase	47,299	-
Payable to related party	11,252	143,252
Total current liabilities	283,041	322,581

Total liabilities	283,041	322,581

Commitments and contingencies (Note 8)

Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 66,890,866 and 64,226,866 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6,689	6,422
Additional paid in capital	2,610,094	1,911,161
Accumulated deficit	(1,737,436)	(1,415,600)
Total Stockholders' Equity	879,347	501,983

Total Liabilities and Stockholders' Equity	$1,162,388	$824,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Gain (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$24,398	$42,567	$76,043	$42,567

Expenses
Depreciation and depletion	6,234	426	18,752	1,278
General and administrative	92,326	63,608	314,258	195,465
Exploration expenses	-	1,287	-	40,541
Oil and gas production	28,969	14,490	56,007	27,993
Total expenses	127,529	79,811	389,017	265,277

Loss from operations	(103,131)	(37,244)	(312,974)	(222,710)

Other income (expenses)
Interest expense	(2,844)	(1,250)	(9,412)	(1,250)
Interest income	450	-	1,350	-
Gain on sale of oil and gas property	-	-	-	25,000
Total other income (expenses)	(2,394)	(1,250)	(8,062)	23,750

Loss from operations before income tax	(105,525)	(38,494)	(321,036)	(198,960)

Provision for income tax	-	-	800	-

Net Loss	$(105,525)	$(38,494)	$(321,836)	$(198,960)

Other comprehensive gain (loss):
Unrealized gain on marketable securities	-	52,500	-	-

Comprehensive gain (loss)	$(105,525)	$14,006	$(321,836)	$(198,960)

Basic and diluted net gain (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding	66,890,866	64,201,504	66,315,377	64,156,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Nine Months Ended September 30,
Cash Flows from Operating Activities:	2012	2011
Reconciliation of net loss to net cash used in operating activities:
Net Loss	$(321,836)	$(198,960)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	18,752	1,278
Bad debt expense	-	5,000
Gain on sale of oil and gas property	-	(25,000)
Changes in operating assets and liabilities:
Accounts receivable	26,883	(26,290)
Prepaid expenses and other assets	(7,477)	(109,943)
Accounts payable	(13,296)	(1,994)
Accrued expenses	16,812	7,250
Accrued officer's compensation	90,000	60,000
Net cash used in operating activities	(190,162)	(288,659)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,013)	-
Proceeds from sale of property of equipment	5,000	-
Payment of earnest deposit	-	(17,000)
Proceeds from sale of oil and gas property	-	17,500
Cash acquired as part of acquisition	12,058	-
Cash paid for acquisition	(20,186)	-
Cash paid for lease obligations	(60,000)	(15,312)
Purchase and capitalized cost of oils and gas properties, net	(35,749)	(36,973)
Net cash used in investing activities	(99,890)	(51,785)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	499,200	76,000
Proceeds from notes payable	-	100,000
Cash repayments for notes payable	(107,087)	-
Proceeds from a stockholder deposit	47,299	-
Proceeds from related party advances	57,000	120,000
Repayments of related party advances	(189,000)	(52,000)
Net cash provided by financing activities	307,412	244,000

Net increase (decrease) in cash and cash equivalents	17,360	(96,444)

Cash and cash equivalents, beginning of the period	16,403	109,655

Cash and cash equivalents, end of the period	$33,763	$13,211

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$800	$-
Cash paid for interest	$1,912	$-

Supplemental disclosures of non-cash investing and financing activities:
Sale of Doshier lease for a receivable and marketable securities	$-	$175,000
Acquisition of Royal Texan Energy Co. assets:
Accounts receivable	$18,054	$-
Property & equipment, net	123,849	-
Investment in oil and gas properties	49,252	-
Goodwill - non-cash portion	325,671	-
Accounts payable	(9,439)	-
Accrued expenses	(2,205)	-
Notes payable	(52,087)	-
Common stock	(100)	-
Additional paid in consideration	(199,900)	-
Pre-acquisition cash advances	(163,095)	-
Note payable to stockholders	(55,000)	-
Pre-acquisition deposit paid	(35,000)	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments and business acquisition adjustments, necessary to present fairly the financial position at September 30, 2012, and the results of operations and cash flows for the three months and nine months periods ended September 30, 2012 and 2011. The balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company currently has on ongoing private placement equity offering and has raised $499,200 during the nine months ended September 30, 2012 and through the date of this report. At September 30, 2012, the Company had a working capital deficit of $217,216, incurred a net loss of $321,836 during the nine months ended September 30, 2012 and used cash in operating activities of $190,162. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2012, there were Class C Warrants outstanding for 2,090,666 common shares that were excluded from the computations of diluted loss per share since the effect was anti-dilutive. The warrants, if exercised, may dilute future earnings per share.

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

NOTE 3: ACQUISITION OF ROYAL TEXAN ENERGY CO.

On January 2, 2012, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan Energy Co. pursuant to a Plan and Agreement of Reorganization dated December 1, 2011, in exchange for (a) 1,000,000 shares of its common stock, (b) $35,000 in cash and (c) a Promissory Note of $55,000 payable to the two stockholders of RTE, payable at the rate of $10,000 per month commencing 30 days after closing of the acquisition.  In addition, pre-acquisition cash advances of $163,095 were applied as additional purchase price. In a supplemental agreement between the Company and the sellers, the Company agreed to let the sellers retain net monetary assets acquired totaling $20,186, which is treated as additional purchase price.  The Company also agreed to pay down the bank notes of approximately $50,000 within nine months of the acquisition closing date which notes had been previously personally guaranteed by the seller to the bank.  The shares issued to the owners of RTE were valued at $200,000 based on issuance of 1,000,000 shares of our common stock valued at $0.20 per share, based on the closing price per share on the date of closing of the transaction. The fair value of the total consideration paid for the acquisition of RTE amounted to $473,281. Upon completion of the acquisition, RTE became a wholly-owned subsidiary of the Company. As of September 30, 2012, the Company has paid $35,000 in cash to the stockholders of RTE, paid $55,000 towards the Promissory Note of $55,000, and issued 1,000,000 shares of its common stock.  In addition $52,087 has been paid towards the bank debt assumed by the Company.

Royal Texan Energy Co. principal business operations are acquisitions, exploration and development of, and production from oil and gas properties located in Texas. The Company acquired RTE primarily due to its lease ownership interests in oil and gas properties and the Company’s requirement to have an operator for exploration and production of oil and gas in Texas.

The purchase price of RTE was allocated to record identifiable assets and liabilities at their fair value and the remainder to goodwill as follows:

Assets acquired:
Cash and cash equivalents	$12,058
Accounts receivable	18,054
Property and equipment, net	123,849
Investment in oil and gas properties, net	49,252
Goodwill	333,799
Total assets acquired	$537,012

Liabilities assumed:
Accounts payable	$(9,439)
Accrued expenses	(2,205)
Notes payable	(52,087)
Total liabilities assumed	(63,731)
Net assets acquired	$473,281

Purchase consideration:
Common stock - 1,000,000 shares, valued at $0.20 per share	$200,000
Pre-acquisition cash advances	163,095
Value of net monetary assets acquired assigned to seller	20,186
Cash consideration	35,000
Note payable to stockholders	55,000
Total Consideration Paid	$473,281

NOTE 4: OIL AND GAS PROPERTIES AND RELATED OBLIGATIONS

The Company's aggregate capitalized costs related to oil properties consist of the following:

Name of the property	Type	September 30, 2012 (Unaudited)	December 31, 2011
Glass Lease	Oil	$221,000	$210,000
Phillips Lease	Oil	130,000	130,000
Chautauqua Lease – B&W Ranch	Oil	75,000	75,000
Chautauqua Lease – Smith Lease	Oil	24,750	-
Swenson Lease	Oil	23,070	15,312
McLellan Lease	Oil	4,191	2,000
Reves Lease	Oil	6,555	2,000
Terry Heirs	Oil	9,722	-
Trice, W. G.	Oil	25,333	-
Uncompleted wells, equipment and facilities		36,972	36,973
		556,593	471,285
Accumulated depletion		(2,352)	(515)
		$554,241	$470,770

Changes in the Uncompleted Wells, Equipment and Facilities were as follows:

Nine Months Ended September 30, 2012 (Unaudited)
Beginning Balance – December 31, 2011	$36,972
Additions	-
Sale of lease	-
Reclassification to proved properties	-
Costs charged to expense	-
Ending Balance – September 30, 2012	$36,972

There were no exploration well costs capitalized for more than one year following the completion of drilling.

The following oil and gas leases were acquired during the nine months ended September 30, 2012.

Chautauqua Lease – Smith Lease, Chautauqua County, Kansas (“Chautauqua Lease”)

On May 11, 2012, the Company entered into an Assignment of Oil and Gas Lease with a third party for an oil and gas property in Kansas named as “Chautauqua Lease – Charles and Nancy Smith”, whereby the assignor(s) granted the rights to the Company to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil, gas, including all associated hydrocarbons. The assignors agreed to transfer 90% of their rights, title, interest, and duties and obligations in the Chautauqua Lease to the Company for a total consideration of $24,750. The Company’s net revenue interest in Chautauqua Lease was calculated at 73.125% subject to the reserved 6.25% Overriding Royalty Interest after paying of the mineral owners and other fees. The Company has paid the total consideration of $24,750 as of April 26, 2012. The Company has not started any oil and gas exploration on Chautauqua Lease as of September 30, 2012.

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

We recorded these leases as $25,333 investment in oil and gas properties and $50,667 lease and well equipment. On April 2, 2010, RTE executed a promissory note with a bank and obtained a loan for $76,000 to fund the payment to the Assignor for the sale, assignment and transfer of all of their rights including, the cost of the tangible equipment, personal property and fixtures on the Mrs. W.G. Trice, Trice and Methodist Home and Trice Methodist “400” Lease. The promissory note is secured by the debtor’s interest in and to the Mrs. W.G. Trice lease, Trice Methodist “400” lease and Trice and Methodist Home lease all located in Shackelford County, Texas. The promissory note bears 7% per annum interest, and is payable in 48 monthly payments of $1,820.25 beginning May 2, 2010. We recorded this assumed note at its book value, which approximates fair value, of $46,929 on the RTE acquisition date. On September 27, 2012, the Company paid $4,213 to pay off the total outstanding principal and interest due on the promissory note. The Company recorded an interest expense of $344 and $1,846 for the three months and nine months ended September 30, 2012.

Terry Heirs #1 and Lane #1, 2, 3 Shackelford County, Texas (“Terry Heirs”)

On January 2, 2012, as part of the RTE acquisition, we acquired an assignment of an oil and gas lease. We recorded this lease as $9,722 investment in oil and gas properties and $10,278 lease and well equipment. This lease had been acquired by RTE on October 12, 2009, when they entered into a Purchase and Sale Agreement and agreed to purchase the right, title and interest in, to and under the oil, gas and mineral leasehold interest in the oil and gas wells on properties located in Schackelford County, Texas. RTE purchased a 75.59667 percent net revenue interest in exchange for a purchase consideration of $20,000. RTE paid $4,583 in cash and executed a promissory note on November 4, 2009 of $15,417, payable on demand, but if no demand is made, then payable in 36 monthly installments of $486.63 bearing an interest rate of 8.5% per annum. We recorded this assumed note at its book value, which approximates fair value, of $5,159 on the RTE acquisition date. The Company recorded an interest expense of $0 and $66 for the three months and nine months ended September 30, 2012. On February 2, 2012, the Company paid $4,738 to pay off the principal balance and interest due on the promissory note.

Doshier Lease, Nowata County, Oklahoma

On May 5, 2011, the Company sold its ownership interest in Doshier Lease to XnE, Inc., a third party, in exchange for a total consideration of $175,000, comprising of cash consideration of $25,000 and 7,500,000 shares of common stock of XnE, Inc. valued at $150,000. The common stock received was valued at its fair value on the date of issuance. As of December 31, 2011, the Company had received cash of $25,000 and sold the 7,500,000 shares of common stock of XnE, Inc. back to XnE, Inc. for $30,000 and received an unsecured promissory note of $30,000 bearing 6% interest, which was originally due on July 1, 2012 but extended to December 28, 2012. As a result, the Company recorded a gain of $25,000 from sale of Doshier Lease and a loss of $120,000 from sale of its investment in XnE shares as of December 31, 2011. The Company recorded interest income of $450 and $1,350 for the three months and nine months ended September 30, 2012. The principal balance due on the note receivable amounted to $30,000 at September 30, 2012.

Swenson Lease, Jones County, Texas

On January 27, 2011, the Company’s subsidiary New Western Texas acquired a 50% working interest (39.66 % net revenue interest) in 160 acres of oil and gas leases in Jones County, Texas for $8,000 cash. Subsequently additional acquisition costs of $7,312 were incurred. The lease was purchased subject to a Venture Agreement with a third party (Venture Partner) who holds the other 50% working interest and will act as the operator for a stipulated fee. Both parties will evenly split operating expenses of the lease. Operating proceeds after royalty interests and expenses shall be distributed 50% to the Company. Additionally, a stipulated portion of the Venture Partner’s working interest proceeds shall also be distributed to the Company until the Company recovers its acquisition and development costs of the particular lease. Subsequent to any lease purchase under this Venture Agreement, the Company may decline to develop a property in which case the Venture Partner must repurchase the working interest from the Company at the then fair value of the lease working interest. The Company was required to provide the operator with a prepaid amount of $10,000 to be used to fund operating expenses within 3 days of a request by the Venture Partner. As of September 30, 2012, the Company incurred $36,972 of capitalizable equipment costs classified as uncompleted wells equipment and facilities and incurred $7,048 and $25,689 of non-capitalizable exploratory costs relating to the Texas lease for the three months and nine months ended September 30, 2012.

 NOTE 5: MINERAL PROPERTIES AND RELATED OBLIGATIONS

The Company’s aggregate capitalized costs related to mineral properties consist of the following:

Unproved Properties:
Name of Property	Type	September 30, 2012 (Unaudited)	December 31, 2011

Wellsboro Lease	Gravel	$103,530	$103,530
		103,530	103,530
Accumulated depletion		-	-
Impairment loss		-	-
		$103,530	$103,530

Since there was no production of minerals during the three months and nine months ended September 30, 2012 and 2011, no depletion expense relating to mineral properties has been recorded for the three months and nine months periods ended September 30, 2012 and 2011, respectively.

NOTE 6: NOTES PAYABLE

	September 30, 2012 (Unaudited)	December 31, 2011

Stockholder note payable, unsecured, bearing interest at 10% per annum, originally due on July 31, 2012 and extended to July 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	50,000	50,000

Stockholder note payable, unsecured, bearing interest at 10% per annum, due on January 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	50,000	50,000

	100,000	100,000
Notes payable - current portion	(100,000)	(100,000)
Notes payable – long term	$-	$-

The Company recorded an interest expense of $2,844 and $9,412 for the three months and nine months ended September 30, 2012 and $1,250 and $1,250 for the comparable periods in 2011, respectively.

NOTE 7: RELATED PARTY TRANSACTIONS AND BALANCES

Payable to Related party

At September 30, 2012 and December 31, 2011, advances, net of repayments, made to the Company by the Chief Executive Officer (“Officer”) for its working capital requirements amounted to $11,252 and $143,252, respectively. Amounts due to the Officer are unsecured, non-interest bearing and due on demand without specific repayment terms. In addition, compensation payable to the Officer pursuant to the terms of an employment agreement amounted to $90,000 and $0 as of September 30, 2012 and December 31, 2011, respectively.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. As of September 30, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 9: STOCKHOLDERS' EQUITY

The Company’s capitalization at September 30, 2012 was 100,000,000 authorized common shares and 5,000,000 authorized preferred shares, both with a par value of $0.0001 per share.

Common Stock and Warrants

 From January 1, 2012 to September 30, 2012, the Company sold, pursuant to a private placement equity offering, 1,664,000 Units to accredited investors for cash proceeds of $499,200 or $0.30 per Unit, each Unit consisting of one share of common stock and one redeemable Class C Warrant to purchase one share of common stock at an exercise price of $1.00 per share. Such warrants expire on December 31, 2013. The Class C warrants are redeemable by the Company at a redemption price of $0.05 per warrant upon at least 30 days' prior written notice if the mean average of the closing bid price exceeds $2.00 per share for 20 consecutive business days ending prior to the date notice of redemption is given. On September 25, 2012, the Company received in cash $47,299 as a deposit from a stockholder towards purchase of 420,000 Units at $0.30 per Unit. The Company recorded the cash received as a current liability in the accompanying financial statements as of September 30, 2012.

On January 26, 2012, the Company issued to the owners of RTE 1,000,000 shares of its common stock valued at $200,000 or $0.20 per share, based on the closing price per share, in exchange for the acquisition of 100% of capital stock of RTE (See Note 3).

2012 Incentive Stock Plan

On August 30, 2012, the Board of Directors authorized and approved 2012 Incentive Stock Plan (the “2012 Plan”), subject to approval by the majority shareholders within 12 months of the date of approval by the Board of Directors, to issue up to 5,000,000 shares of common stock of the Company at $0.0001 par value per share. Pursuant to the terms of the 2012 Plan, the Company may award to officers, key employees and non-employee directors options to purchase Company’s common stock. As of September 30, 2012, the Company had not granted or issued any options to purchase shares of its common stock to officers, key employees and non-employee directors under the 2012 Plan.

As a result of all stock, options and warrant issuances as of September 30, 2012, the Company had 66,890,866 shares of common stock issued and outstanding and 2,090,666 Class C Warrants outstanding for conversion into common stock.

NOTE 10: CONCENTRATIONS

Concentration of Operators

The Company’s oil leases are obtained from two separate lessors who also act as the operator for all leased properties. One operator uses its own equipment to extract oil and gas, and therefore, the Company does not own or lease any production equipment related to these leases. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of September 30, 2012.

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2012.  As of September 30, 2012, the Company’s bank balances did not exceed FDIC insured amounts.

NOTE 11: SUBSEQUENT EVENTS

On October 1, 2012, the Board of Directors (the “Board”) authorized and issued 50,000 shares of its restricted common stock valued at $30,000 to a non-employee director as compensation for services. The common shares were valued at their fair value based upon the quoted trading price on the date of authorization by the Board for their issuance. The securities were issued without registration under The Securities Act (the “Act”) by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and/or Rule 506 promulgated there under, as a transaction by an issuer not involving any public offering. These securities have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The investor delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the stock certificates representing the shares and represented that he did not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sales of the shares.

On October 1, 2012, the Board authorized and issued 150,000 shares of its restricted common stock valued at $90,000 to a consultant providing public relations and corporate communication services over a three months period. The common shares were valued at their fair value based upon the quoted trading price on the date of authorization by the Board for their issuance and the expense will be recorded as a prepaid asset to be recognized over the 3-month term. The securities were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and/or Rule 506 promulgated there under, as a transaction by an issuer not involving any public offering. These securities have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares and represented that he did not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sales of the shares.

On October 1, 2012, the Board authorized and issued 100,000 shares of its restricted common stock valued at $60,000 to a consultant for providing editorial and marketing services. The common shares were valued at their fair value based upon the quoted trading price on the date of authorization by the Board for their issuance and the expense will be recorded as a prepaid asset to be recognized over the 3-month term. The securities were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and/or Rule 506 promulgated there under, as a transaction by an issuer not involving any public offering. These securities have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares and represented that he did not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sales of the shares.

On October 1, 2012, the Board granted vested stock options under its 2012 Incentive Stock Plan, to purchase up to 200,000 shares of common stock to each of the four directors of the Company and to two consultants, for a total of 1,200,000 shares of common stock, with a three years term . The exercise price of the stock options to purchase common stock is $0.60 per share, which is the fair value of the Company stock on the grant date. The option to purchase common stock expires on October 31, 2015. The fair value of the options granted was $681,924, calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 0.38%, volatility of 189%, 3 years term, and dividend yield of 0%. The expense was recognized immediately.

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

Results of Operations

Our consolidated results of operations for the three months and nine months ended September 30, 2012 included the operation of the Company and our wholly-owned subsidiaries New Western Texas Oil and Gas Corporation and Royal Texan Energy Co. Our results of operations for the three months and nine months ended September 30, 2011 included the operations of the Company and our wholly-owned subsidiary New Western Texas Oil and Gas Corporation.

We reported net losses of $105,525 and $321,836 for the three months and nine months ended September 30, 2012, compared to net losses of $38,494 and $198,960 for the same periods ended September 30, 2011. The increase in losses was principally attributable to increase in (i) general and administrative expenses relating to payroll costs, legal, professional and consulting fees, (ii) oil and gas production costs and (iii) depreciation and depletion costs incurred by the Company.

Revenues

Revenues for the three months and nine months ended September 30, 2012 were $24,398 and $76,043 compared to $42,567 and $42,567 for the same comparable periods in 2011. Revenues increased for the nine months period ended September 30, 2012 as we focused on drilling and extracting oil from Swenson, Trice and Terry Heirs leases and expended funds to develop the acquired properties.

Operating Expenses

General and administrative expenses (G&A) for the three months and nine months ended September 30, 2012 were $92,326 and $314,258 compared to $63,608 and $195,465 for the same comparable periods in 2011. G&A expenses increased by $28,718 or 45% for the three months period ended September 30, 2012 compared to the same period in 2011, and $118,793 or 61% for the nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to increase in accounting and consulting fees, increase in payroll costs, increase in legal and professional fees, and increase in travel and other administrative expenses to manage the operations.

Oil and gas production costs for the three months and nine months ended September 30, 2012 were $28,969 and $56,007 compared to $14,490 and $27,993 for the same periods in 2011. We incurred higher oil and gas production costs in 2012 compared to 2011 due to our expanded drilling operations for the nine months ended September 30, 2012 compared to the previous comparable period in 2011.

Depreciation and depletion expense for the three months and nine months ended September 30, 2012 was $6,234 and $18,752 compared to $426 and $1,278 for the same periods in 2011. Depreciation expense increased due to the receipt of lease and well equipment as a result of the acquisition of RTE.

Interest expense for the three months and nine months ended September 30, 2012 was $2,844 and $9,412 compared to $1,250 and $1,250 for the same periods in 2011. Interest expense increased as a result of the two promissory notes executed by us for our working capital needs, assumption of bank loans pursuant to the acquisition of RTE, and a note payable to the former stockholders of RTE.

Interest income for the three months and nine months ended September 30, 2012 was $450 and $1,350 compared to $0 for the same periods in 2011. Interest income consisted of interest earned on the note receivable from a third party for sale of marketable securities by us in December 2011. No interest income was earned during the three months and nine months ended September 30, 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $33,763 at September 30, 2012 compared to $16,403 at December 31, 2011. As shown in the accompanying consolidated financial statements, we recorded a loss of $321,836 for the nine months ended September 30, 2012 compared to a loss of $198,960 for the same period in 2011. Our current liabilities exceeded our current assets by $217,216 at September 30, 2012 and net cash used in operating activities for the nine months ended September 30, 2012 was $190,162. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives raises doubt about our ability to continue as a going concern.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of additional oil and gas wells. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 was $190,162 which resulted primarily from our net loss of $321,836, decrease in accounts receivable of $26,883, increase in prepaid expenses and other current assets of $7,477, decrease in accounts payable of $13,296, increase in accrued expenses of $16,812, and increase in accrued officer’s compensation payable of $90,000.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $99,890 due to cash paid for lease obligations of $60,000, cash acquired as part of acquisition of RTE amounting to $12,058, cash paid for acquisition pursuant to supplemental agreement of $20,186, purchase of property and equipment of $1,013, cash received from sale of property & equipment of $5,000, and purchase and capitalized costs of oil and gas properties of $35,749.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $307,412. Proceeds from the sale of common stock were $499,200, cash repayments for notes payable was $107,087, deposit received from a stockholder for purchase of common stock amounting to $47,299, cash advances of $57,000 received from a related party for working capital requirements, and repayment of advances received from a related party were $189,000.

As a result of the above activities, we experienced a net increase in cash of $17,360 for the nine months ended September 30, 2012. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Off-balance Sheet Arrangements

Since our inception through September 30, 2012, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEW WESTERN ENERGY CORPORATION

Date: November 5, 2012	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

Date: November 5, 2012	/s/ Haris Baha
Haris Baha, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002