Form 10-K
period 2012-12-31
New Western Energy Corp
filed 2013-04-08
CIK 1479488

      UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(949) 435-0977

(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. .Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Aggregate market value of the voting and non-voting common stock held by non-affiliates as of April 08, 2013: $9,439,936

Number of shares outstanding of each of the issuer's classes of common stock as of April 08, 2013: Common Stock: 68,655,866

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See Rule 12b-2 of the Exchange Act for definition of “large accelerated filer, accelerated filer and smaller reporting company” (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Documents Incorporated By Reference: None

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

On December 1, 2010, we formed an entity named New Western Texas Oil and Gas Corporation (“NWT”) incorporated in the State of Nevada, as our wholly-owned subsidiary. NWT started its operations in January 2011. On January 2, 2012, we acquired 100% of the issued and outstanding capital stock of Royal Texan Energy Co. (“RTE”), incorporated in the State of Texas. RTE conducts its business as a separate operating company.

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

Our Oklahoma Projects

Glass Lease, Rogers County, Oklahoma

On May 21, 2009, we acquired the Glass Lease, which is located in the North Eastern part of Oklahoma and consists of approximately 80 acres of leased land and a re-work of fourteen (14) oil wells in the Bartlesville formation. Under the terms of the Agreement, we agreed to provide incremental funding to PEMCO, LLC, a non-affiliate third party (the “Operator”) for operations in return for 75% of the working interest (60.94% net revenue interest) owned by the Operator, in exchange for $210,000 in cash. In addition to the foregoing, we received a right of first refusal to purchase an additional 75% working interest in all future wells developed by the Operator which the Operator presently owns. On November 8, 2011, we entered into a Joint Venture Contract and Operating Agreement (the “JV Agreement”) with the Operator to oversee and manage our operations at the Glass Lease. In accordance with the JV Agreement, we are required to pay for our pro-rata share (based on percentage ownership) of the expenses of operation and maintenance of the wells in addition to the same pro-rata share of any work-over operation required for the wells, such as service or replacement parts, as needed. As of the date of this report, we have paid all of our obligations under the Glass lease. Although we have not begun any drilling operations on the Glass Lease, we continue to evaluate its potential and we intend to prepare a development program for later this year.

Phillips Lease, Rogers County, Oklahoma

On June 27, 2009, we acquired the Phillips Lease, which is located in Rogers County, Oklahoma. The Company paid $130,000 for operations of Phillips Lease in return for 75% of the working interest (60.94% net revenue interest) owned by the Operator. The Phillips leasehold property has seven (7) wells recompletion project which includes one (1) salt water injection well. In addition the Phillips leasehold property contains approximately 150 acres. This project is similar to the Glass project, a re-completion project with plans to produce the Bartlesville formation. This eliminates the risk normally associated with new drills and the lease is located in an area surrounded by proven and long lasting production. On October 24, 2011, we entered into a Joint Venture Contract and Operating Agreement (the “JV Agreement”) with PEMCO, LLC, a non-affiliate third party (the “Operator”) to manage and oversee our operations at the Phillips Lease. We agreed to pay for our pro-rata share (based on percentage ownership) of the expenses of operation and maintenance of the wells in addition to the same pro-rata share of any work-over operation required for the wells, such as service or replacement parts, as needed. We have paid all of our obligations under the Phillips Lease as of December 31, 2012. Although we have not begun any drilling operations on the Phillips Lease, we continue to evaluate its potential and we intend to prepare a development program for later this year.

The operator for the Glass Lease and Phillips Lease located in Oklahoma is PEMCO, LLC. The Operator uses its own equipment to extract oil and gas and therefore, we do not have the expense of owning and maintaining or leasing any production equipment. The Operator also maintains liability insurance relating to the operation of the oil and gas wells at levels that meet or exceed the amounts required for oil and gas well operators by the Oklahoma Corporation Commission.

Jackson Lease, Acro/Selby Lease, Anna Lease, Kerrigan Lease, Calvin Lease, Jameson Lease, Thomas Lease and Winchester Lease – Rogers County, Oklahoma, (“Leases”)

On December 31, 2012, we entered into an assignment agreement with a third party (“Assignor”), whereby, the Assignor agreed to assign to us eight (8) oil and gas lease agreements with various land owners, collectively (the “Lessor”), wherein Assignor acquired from the Lessor certain rights to explore, develop, drill and otherwise exploit the land for oil, gas and water deposits. The assignment consisted of eight (8) leases located in Rogers County, Oklahoma covering approximately 1,520 acres of land. In consideration for the assignment of the Leases, we agreed to pay to the Assignor $300,000 by delivering two (2) promissory notes in the amounts of (i) $30,000, payable on or before January 10, 2013, and (ii) $270,000, payable in twelve (12) consecutive monthly installments of $22,500, commencing February 1, 2013. As additional consideration, we issued to the Assignor 400,000 shares of our common stock valued for accounting purposes at $120,000 on December 31, 2012.

Our Texas Projects

Jones County, Texas

Swenson Lease

Between January and November 2011, we had entered into three oil and gas leases with Royal Texan Energy Inc., a Texas Corporation (“RTE”) for all of the leases are located in Jones County, Texas.

On January 2, 2012, pursuant to the Plan and Agreement of Reorganization, we acquired 100% of the issued and outstanding capital stock of RTE in exchange for 1,000,000 shares of our common stock. As additional consideration, we paid (a) $35,000 in cash, (b) executed a $55,000 promissory note payable at the rate of $10,000 per month commencing 30 days after closing, and (c) guaranteed approximately $50,000 owed to two banks by RTE. RTE is being run independently of us as our wholly-owned subsidiary. As further consideration, we granted to the two shareholders of RTE a thirty percent (30%) carried working interest in any wells financed and developed or reworked by us that are currently on properties leased to RTE or that are drilled on RTE properties in the future.

RTE was incorporated in Texas on February 2, 2011. The company is based near Breckenridge Texas. In addition to its oil and gas leases covering approximately 400 acres in Jones County, Texas, RTE is the owner of several oil and gas leases covering approximately 1,280 acres in Shackelford and Stephens County, Texas. There are 43 wells on the properties of which only three were active at the time of RTE’s acquisition. We are continuing to evaluate the feasibility of activating some of the other wells on the property. RTE is currently overseeing operations on the Jones County, Texas property where there is a producing oil well.

On January 27, 2011, our subsidiary NWT acquired a 50% working interest (39.66 % net revenue interest) in 160 acres of oil and gas leases in Jones County, Texas, known as the Swenson Lease, for $8,000 cash. Subsequently additional capitalizable costs of $7,312 and $7,758 were incurred in 2011 and 2012. The lease was purchased subject to a Venture Agreement with RTE who held the other 50% working interest and acted as the operator for a stipulated fee. Both parties agreed to evenly split operating expenses of the lease. Operating proceeds after royalty interests and expense are distributed 50% to the Company. Additionally, a stipulated portion of the Venture Partner’s working interest proceeds shall also be distributed to us until we recovered our acquisition and development costs of the particular lease. Subsequent to any lease purchase under this Venture Agreement, the Company may decline to develop a property in which case the Venture Partner must repurchase the working interest from the Company at the then fair value of the lease working interest. We were required to provide the operator with a prepaid amount of $10,000 to be used to fund operating expenses within 3 days of a request by the Venture Partner. We incurred $36,973 of capitalizable equipment costs classified as uncompleted wells equipment and facilities and incurred additional $28,414 in lease operating expenses in 2012 relating to the Swenson lease.

McLellan Lease

On August 8, 2011, our wholly-owned subsidiary NWT entered into a Paid Up Oil and Gas Lease agreement with Michael L. McLellan and Paula McLellan (the “Lessors”) and acquired a 50% working interest (39.66% net revenue interest) in approximately 160 acres of land for the purpose of exploring for developing, producing and marketing oil and gas, along with all hydrocarbon and non-hydrocarbon substances produced in association therewith. We agreed to pay royalties to the Lessors on oil and gas production a total of 17.5% of all income from the sale of any and all oil and gas produced from the said acreage covered in this lease. We also agreed to pay to the Lessors a sum of $2,000 as the consideration for leasing such acreage for our share of working interest. In addition, we agreed to pay to the Lessors before the commencement of drilling or construction operations, $1,000 for damages to the surface of said acreage for the drill site and road of each well drilled and $750 for tank battery location built on said acreage. We have recorded $2,000 for lease acquisition costs on McLellan lease and is reflected as an investment in oil and gas properties in the accompanying consolidated balance sheet as of December 31, 2012. We have a commitment of expenses for the remaining $1,750 for our working interest when we start drilling or construction operations.

Reves Lease

On October 10, 2011, our wholly-owned subsidiary NWT acquired a 50% working interest (39.66 % net revenue interest) in approximately 84 acres of oil and gas leases in Jones County, Texas, known as the Reves Lease, for a cash payment of $2,000, from Ray Reves and Yvonne Reves (the “Lessors”). The Reves lease requires no further lease payments as long as within three years and thereafter, oil and/or gas is produced in paying quantities from the leased premises. The Lessors are entitled to receive a total of 17.5% of all income from the sale of oil and gas produced from the leased premises. In addition, we agreed to pay to the Lessors before the commencement of drilling or construction operations, $1,000 for damages to the surface of said acreage for the drill site and road of each well drilled and $500 for tank battery location built on said acreage. The Reves lease is adjacent to the Swenson Lease, an oil and gas lease in which we have a lease interest. We have recorded $2,000 for lease acquisition costs on Reves lease and is reflected as an investment in oil and gas properties in the accompanying consolidated balance sheet as of December 31, 2012. We have a commitment of expenses for the remaining $1,500 for our working interest when we start drilling or construction operations.

On January 28, 2013, we sold all of our working interest in our Swenson Lease, together with our McLellan Lease and our Reves Lease, to a non-affiliate third party for $280,000 paid in cash.

Shackelford County, Texas

Terry Heirs #1 and Lane #1, 2, 3(“Terry Heirs”)

On January 2, 2012, as part of the RTE acquisition, we acquired an assignment of the Terry Heirs lease, oil and gas lease, and recorded this lease as a $9,722 investment in oil and gas properties and $10,278 of lease and well equipment. RTE acquired the Terry Heirs lease on October 12, 2009, when RTE entered into a Purchase and Sale Agreement and agreed to purchase the right, title and interest in, to and under the oil, gas and mineral leasehold interest in the oil and gas wells on properties located in Schackelford County, Texas. RTE purchased a 75.59667% net revenue interest in exchange for a purchase consideration of $20,000. RTE paid $4,583 in cash and executed a promissory note on November 4, 2009 of $15,417. On February 2, 2012, we paid $4,738 to pay off the principal balance and interest due on the promissory note. We have not started any oil and gas exploration on the Terry Heirs lease as of December 31, 2012.

Mrs. W.G. Trice, Trice and Methodist Home and Trice Methodist “400” Leases (“Trice Lease”)

Mrs. W.G. Trice Lease and Trice and Methodist Home Lease

On January 2, 2012, as part of the RTE acquisition, we acquired an assignment of Trice Lease, an oil and gas lease. This lease was acquired by RTE on April 1, 2010, when RTE entered into an assignment of oil and gas lease agreement with Richard Windham, JR., individually and doing business as Tracker Mineral and Tracker Mineral, LLC (“Assignor”), whereby the Assignor agreed to sell, assign, and transfer all of their rights, title and interest in and to the leasehold estates covering one hundred percent (100%) of their rights, title and interest in the Mrs. W. G. Trice and Trice and Methodist Home leases. The W. G. Trice and Methodist Home leases consist of four tracts over 257.75 acres of land in Shackelford County in Texas. The assignment of lease includes from the surface and insofar as covers ground to a depth of one thousand (1,000) feet below the surface and insofar as covers and includes net revenue interests except, that Richard Windham, Jr., individually reserves to himself, his heirs, successors and assigns an overriding royalty interest payable on oil, gas and associated hydrocarbons produced, saved and sold from only the lands described as Trice and Methodist Home Lease equal to the difference between an 80 percent net revenue interest and all lease royalty burdens. This assignment covers and includes all of Assignor’s interest in all equipment, personal property, and fixtures located on or used in connection with the lease. We recorded revenues from the sale of oil produced at Mrs. W.G. Trice Lease amounting to $32,087 for the year ended December 31, 2012.

Trice Methodist “400” Lease

On January 2, 2012, as part of the RTE acquisition, we acquired an assignment of Trice Lease, an oil and gas lease. This lease was acquired by RTE on April 1, 2010, when RTE entered into an assignment agreement whereby, the assignor agreed to sell, assign, transfer all of their rights, title and interest in and to the leasehold estates covering one hundred percent (100%) of their rights, title and interest in Trice Methodist “400” lease effective September 1, 2010. Trice Methodist “400” consisted of 273.3 acres of land in Shackelford, Texas. Pursuant to the terms of the assignment of the lease, RTE has a net revenue interest of 77%, and the operator shall pay the assignor, its successors or assigns, based on their division of interest, less taxes required by law to be deducted and remitted by the purchaser for all oil and gas.

On April 2, 2010, RTE executed a promissory note with a bank and obtained a loan for $76,000 to fund the payment to the Assignor for the sale, assignment and transfer of all of their rights including, the cost of the tangible equipment, personal property and fixtures on the Mrs. W.G. Trice, Trice and Methodist Home and Trice Methodist “400” Lease. The promissory note was secured by the debtor’s interest in and to the Mrs. W.G. Trice lease, Trice Methodist “400” lease and Trice and Methodist Home lease all located in Shackelford County, Texas. The promissory note was payable in 48 monthly payments of $1,820.25 each, beginning May 2, 2010 and bearing a 7% annual interest. We recorded this assumed note at its book value, which approximated a fair value of $46,929 on the RTE acquisition date. We have paid off the total outstanding principal and interest due on the promissory note as of December 31, 2012. We have recorded our investment in oil and gas properties for the Trice lease at $25,333 and for lease and well equipment at $57,164 at December 31, 2012. We recorded revenues from sale of oil produced at Trice Methodist 400 Lease amounting to $5,518 for the year ended December 31, 2012.

Our Kansas Projects

Chautauqua Lease-B&W Ranch, Chautauqua County, Kansas

On December 20, 2011, we entered into an Assignment of Oil and Gas Lease with an independent third party for an oil and gas property in Kansas referred to as the Chautauqua Lease – B&W Ranch (“B&W Ranch”), whereby the assignor(s) granted the rights to us to carry on geographical and other exploratory work, including core drilling, and the drilling, mining and operating for producing, and saving all of the oil and gas, including all associated hydrocarbons. The assignors agreed to transfer 90% of their rights, title, interest, and duties and obligations in the Chautauqua Lease to us for a total consideration of $75,000. We have made the $75,000 payment in full and it is reflected in the accompanying consolidated balance sheet as an investment in oil and gas properties. We have not started any oil and gas exploration on B&W Ranch as of December 31, 2012.

Chautauqua Lease - Charles and Nancy Smith, Chautauqua County, Kansas

On May 11, 2012, we entered into an Assignment of Oil and Gas Lease with a third party for an oil and gas property in Kansas named as the Chautauqua Lease – Charles and Nancy Smith (“Smith Lease”), whereby the assignor(s) granted the rights to us to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The assignors agreed to transfer 90% of their rights, title, interest, and duties and obligations in the Smith Lease to us for a total consideration of $24,750. Our net revenue interest in Smith Lease was calculated at 73.125% subject to the reserved 6.25% Overriding Royalty Interest after paying of the mineral owners and other fees. We have paid the total consideration of $24,750 in full and it is reflected in the accompanying consolidated balance sheet as an investment in oil and gas properties. We have not started any oil and gas exploration on Smith Lease as of December 31, 2012.

Chautauqua Lease – Lloyd and Patricia Fields, Chautauqua County, Kansas

On November 21, 2012, we entered into an Assignment of Oil and Gas Lease with a third party for an oil and gas property in Kansas named as the Chautauqua Lease – Lloyd and Patricia Fields (“Fields Lease”), whereby the assignor(s) granted the rights to us to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons on approximately 300 acres of land. The assignors agreed to transfer 100% of their rights, title, interest, and duties and obligations in the Fields Lease to us for a total consideration of $14,400. Our net revenue interest in Fields Lease was calculated at 81.25% subject to the reserved 18.75% Royalty Interest payable to the mineral owners. The lease shall remain in force for a term of three (3) years from assignment date and as long thereafter as oil, gas, casing-head gas; casing-head gasoline or any of the products covered by this lease are produced. We have paid the total consideration of $14,400 in full and it is reflected the accompanying consolidated balance sheet as an investment in oil and gas properties. We have not started any oil and gas exploration on Smith Lease as of December 31, 2012.

Productive Wells and Acreage

For year ended December 31, 2012, we have recorded $106,582 in oil revenues from our working interest in all oil and gas wells. All of our leases are net, after payment of production costs and landowner’s royalty. The revenue came from our wells on our Swenson property, located in Jones County Texas and our Mrs. W. G Trice Lease and Trice Methodist 400 Lease located in Shackelford County, Texas.

Mineral Project

Wellsboro Lease, Tioga County, Pennsylvania

On June 29, 2009, we acquired a land lease near Middlebury Township in Tioga County, Pennsylvania. The total consideration paid for this acquisition was $103,530 of which $45,000 was paid in cash and the balance was paid by the issuance of 300,000 shares of our common stock and 300,000 Class A Warrants at an exercise price of $0.50 per share. Such warrants expired on December 31, 2010. Both stock and warrants were valued at $58,530. In December 2010, we modified the warrants expiration date to December 31, 2011 and recorded the modification of warrants term as an investor relations expense of $72,900. In addition, we agreed to pay to the lessor 15% of the gross sales realized by the Company from the sale of gas and 12.5% of the amount realized from the sale of any other minerals. The lease is for a term of five years and as long as thereafter minerals are being produced from the leased land. We also have the option for four additional five year renewal terms. The initial term expires on July 31, 2014. Other terms of the lease include (a) that the Lessor agrees to defend title to the minerals covered by the lease and agrees the lessee, at its option, may discharge any tax, mortgage, or other lien that may be placed on the minerals and in the event that the lessee does so, it will be subrogated to such lien , (b) that the lessee is responsible for the payment of any and all operating expenses allocated to the property, including real estate taxes, insurance and any other operating expenses, (c) that the lessee agrees to indemnify the lessor against any claims made against the lessee or the property and (d) that the lessee is responsible for the removal of any machinery, equipment, etc., associated with the extraction of subsurface materials.

The property is approximately 23 acres and is located on a glacial aged kame terrace. The property contains some borrow material, but the amount, grade and costs of removal have not been determined at this time. The terrace sands, gravels and finer sediments were deposited in response to blockage by glacial ice. The potential usable deposit may be sizeable. However, there is no assurance that the mining and the sale of any gravel will be successful.

Any development of this property would be surface mining and would only be done by attracting a venture partner/operator who is skilled in the removal and sale of the borrow material. At this time we have not yet begun to develop this property, however toward the later part of 2013, we plan to do some further investigation and seek a venture partner/operator in the Tioga County area to act as the operator for the project.  There is no assurance that we will be successful in finding a venture partner/operator or if we do find such venture partner/operator that the development of the proposed project will generate any revenues or profits for the Company. The Company has not started the exploration and production at the Wellsboro Lease as of December 31, 2012.

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

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) contains provisions requiring the remediation of releases of hazardous substances into the environment and imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons including owners and operators of contaminated sites where the release occurred and those companies who transport, dispose of, or arrange for disposal of hazardous substances released at the sites. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Third parties may also file claims for personal injury and property damage allegedly caused by the release of hazardous substances. Although we handle hazardous substances in the ordinary course of business, we are not aware of any hazardous substance contamination for which we may be liable.

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

We rely on the operators of the wells to conduct development and production activities designed to comply with all applicable environmental regulations and permits. While we believe operations of our properties conform to those conditions, they remain at risk for inadvertent noncompliance, conditions beyond our control and undetected conditions resulting from activities by prior owners or operators. Our operators in Oklahoma and Texas maintain liability insurance that meet or exceed the amounts required for oil and gas well operators by the Oklahoma Corporation Commission and the Texas Railroad Commission, respectively. We do not maintain our own insurance for protection against environmental liabilities.

Unproved Reserves and Production

As of December 31, 2012, we did not have any estimated proved reserves as we have not yet obtained reserves studies. We have classified our leases as unproved properties. We had very limited production as of December 31, 2012, because we only recently acquired our oil and gas interests.  Production for the year ending December 2012 was 2,008 barrels, generating gross revenues based upon our net revenue interest amounting to $106,582 or $87.39 per Bbl.

Net Unproved Oil and Natural Gas Reserves

As of December 31, 2012, our total estimated net unproved developed reserves were approximately 220,102 barrels of oil reserves. Also as of December 31, 2012, our total estimated net unproved undeveloped reserves were approximately 3,101,256 barrels of oil reserves. Oil and gas reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data (see Supplemental Oil And Gas Data (Unaudited)).

Employees

As of December 31, 2012, we had one full time employee. We utilize various independent contractors for marketing, geology research, legal and accounting services.

Subsequent Events

Between January 1, 2013 and April 8, 2013, we sold, pursuant to an equity offering 395,000 Units to five accredited investors for cash proceeds of $158,000 or $0.40 per Unit, each Unit consisting of one share of common stock and one redeemable Class D Warrant to purchase one share of common stock at an exercise price of $1.25 per share.

On January 11, 2013, we issued 150,000 shares of its common stock as compensation to our non-executive director for services to be rendered for the nine months ending September 30, 2013. In addition, we issued 100,000 shares of common stock to a consultant as prepaid compensation for services for the year ending December 31, 2013. The common shares issued are valued at $0.40 per share fair value or $100,000 based upon contemporaneous cash sales of shares by the Company. We will recognize the consulting expense for such issuances as the services are rendered to the Company.

On January 18, 2013, we paid $30,000 on maturity of a note payable to a third party.

On January 28, 2013, we sold 100% of our working interest in 402 acres of oil and gas leases in Swenson Lease, McLellan Lease and Reves Lease in Jones County, Texas (collectively referred to as these “Leases”), to a third party for $280,000. Our leasehold costs in these Leases amounted to $70,788 and capitalized lease and uncompleted wells equipment, and facilities costs of these Leases were $36,973 as of December 31, 2012. In addition, we paid a commission of $28,000 to a third party for brokering the sale, and paid $75,300 to Hatchett Energy for its 30% share in these Leases. The Company recorded a gain of $67,939 as a result of sale of these Leases in its consolidated financial statements.

On February 15, 2013, we executed a Convertible Promissory Note of $500,000 (“Note”) from a third party for a one year term, bearing a one-time interest charge of 12%. We may repay this Note with zero percent interest for the first three months at any time on or before 90 days from the delivery of the payment of consideration by the lender. The lender has the right, at any time after the payment of consideration, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company based upon a conversion formula. The conversion formula is the number of shares receivable upon conversion equal to the dollar conversion amount divided by the conversion price which is the lesser of $0.40 or 60% of the lowest trade price of the common stock in the 25 trading days previous to the conversion date. On February 20, 2013, we borrowed $125,000 from the lender against the Note for our working capital needs.

On February 28, 2013, we paid $57,500 to a stockholder in settlement of a $50,000 promissory note and $7,500 in accrued interest, due on January 31, 2013.

On March 18, 2013, we closed our 2013 NWE Drilling Program 1 LP (the “Limited Partnership”). The Company became the General Partner and owned 51% of the Limited Partnership. The Limited Partnership closed with $650,000 in cash funding received from one non-affiliate shareholder as the Limited Partner, and the Company’s contribution as the General partner was $6,500 in cash and giving the rights to the Limited Partnership to drill three oil wells on B&W Ranch lease. The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas. Pursuant to the terms of the partnership agreement, the Limited Partner will be entitled to receive 70% of the net income and cash available for distributions until such time an amount equal to the initial investment plus a 50% return on such initial investment is received by the Limited Partner. Thereafter, net income and cash available for distributions shall be allocated 20% to the Limited Partner and 80% to the General Partner.

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

We have incurred cumulative net losses of $2,762,676 for the period from September 25, 2008 (inception) to December 31, 2012. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In their report dated April 8, 2013, our independent registered public accounting firm stated that our consolidated financial statements for the fiscal year ended December 31, 2012 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses and cash used in operations since September 25, 2008 (inception). We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals, and there can be no assurances that such methods will prove successful. In addition, we most likely will need to raise monies for future development costs. Even though these development costs may be incurred over a three to five year period, we may be unable to raise the funds necessary to cover such costs.  We have only raised $2,739,262 in capital since our inception in September 2008 through April 8, 2013. Therefore, there is no assurance that further capital can be raised, which if not raised will substantially change our plans to develop any of our oil properties.

Oil and gas prices are volatile, and a decline in gas or oil prices could significantly affect our business, financial condition or results of operations and our ability to meet our capital expenditure requirements and financial commitments.

Our revenues, profitability and cash flow depend substantially upon the prices and demand for oil and gas. The markets for these commodities are volatile, and even relatively modest drops in prices can affect significantly our financial results and impede our growth. Prices for oil and gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

•	domestic and foreign supply of oil and gas;
•	price and quantity of foreign imports;
•	commodity processing, gathering and transportation availability and the availability of refining capacity;
•	domestic and foreign governmental regulations;
•	political conditions in or affecting other gas producing and oil producing countries, including the current conflicts in the Middle East and conditions in South America and Russia;
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	weather conditions, including unseasonably warm winter weather;
•	technological advances affecting oil and gas consumption;
•	overall United States and global economic conditions; and
•	price and availability of alternative fuels.

Further, gas prices and oil prices do not necessarily fluctuate in direct relationship to each other.

The results of higher investment in the exploration for and production of gas and other factors may cause the price of gas to drop. Lower oil and gas prices may not only cause our revenues to decrease but also may reduce the amount of oil and gas that we can produce economically. Substantial decreases in gas and oil prices would render uneconomic some or all of our drilling locations. This could have a material adverse effect on our financial condition, results of operations and cash flow.

Drilling and exploring for, and producing, oil and gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Drilling and exploration are the main methods we use to replace our hydrocarbons. However, drilling and exploration operations may not result in any increases in hydrocarbons for various reasons. Exploration activities involve numerous risks, including the risk that no commercially productive gas or oil reservoirs will be discovered. In addition, the future cost and timing of drilling, completing and producing wells is often uncertain. Furthermore, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	lack of acceptable prospective acreage;
•	inadequate capital resources;
•	unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents;
•	adverse weather conditions, including tornados;
•	unavailability or high cost of drilling rigs, equipment or labor;
•	reductions in oil and gas prices;
•	limitations in the market for oil and gas;
•	surface access restrictions;
•	title problems;
•	compliance with governmental regulations; and
•	mechanical difficulties.

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

In addition, higher oil and gas prices generally increase the demand for drilling rigs, equipment and crews and can lead to shortages of, and increasing costs for, such drilling equipment, services and personnel. Such shortages could restrict our ability to drill the wells and conduct the operations that we currently have planned. Any delay in the drilling of new wells or significant increase in drilling costs could adversely affect our ability to increase our production and reduce our revenues.

Our actual production, revenues and expenditures related to our oil and gas prospects are likely to differ from our estimates of hydrocarbons. We may experience production that is less than estimated and drilling costs that are greater than estimated in our reserve reports. These differences may be material.

We estimate the amount of hydrocarbons available in our prospects. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

•	historical production from the area compared with production from other similar producing areas;
•	the assumed effects of regulations by governmental agencies;
•	assumptions concerning future oil and gas prices; and
•	assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.

Because all estimates of recoverable oil and gas are to some degree subjective, each of the following items may differ materially from those assumed in estimating proved reserves:

•	the quantities of oil and gas that are ultimately recovered;
•	the production and operating costs incurred;
•	the amount and timing of future development expenditures; and
•	future oil and gas prices.

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

Furthermore, different engineers may make different estimates of recoverable oil and gas and cash flows based on the same available data. Our actual production, revenues and expenditures will likely be different from estimates and the differences may be material. Actual future net cash flows also will be affected by factors such as:

•	the amount and timing of actual production;
•	supply and demand for oil and gas;
•	increases or decreases in consumption; and
•	changes in governmental regulations or taxation.

You should not assume that the present value of future net revenues from our potential recoverable oil and gas is the current market value of our estimated oil and gas reserves.

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

We operate in a highly competitive environment for acquiring prospects and productive properties, marketing oil and gas and securing equipment and trained personnel. Many of our competitors are major and large independent oil and gas companies that possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit. Our ability to acquire additional prospects and discover reserves in the future will depend on our ability to evaluate and select suitable properties and consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and gas industry. Larger competitors may be better able to withstand sustained periods of unsuccessful drilling and absorb the burden of changes in laws and regulations more easily than we can, which would adversely affect our competitive position. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.

We depend on our management team and other key personnel. Accordingly, the loss of any of these individuals could adversely affect our business, financial condition and the results of operations and future growth.

Our success largely depends on the skills, experience and efforts of our management team. The loss of the services of one or more members of our senior management team could have a negative effect on our business, financial condition, results of operations and future growth. We have entered into an employment agreement with Javan Khazali, our President and Chief Executive Officer. See ITEM 11“Executive Compensation”. If he or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. Our ability to manage our growth, if any, will require us to attract, motivate and retain additional qualified personnel. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

We are subject to complex governmental laws and regulations that may adversely affect the cost, manner or feasibility of doing business.

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and gas, and operating safety, and protection of the environment, including those relating to air emissions, wastewater discharges, land use, storage and disposal of wastes and remediation of contaminated soil and groundwater. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. We may encounter reductions in reserves or be required to make large and unanticipated capital expenditures to comply with governmental laws and regulations, such as:

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

Operating hazards, natural disasters or other interruptions of our operations could result in potential liabilities, which may not be fully covered by insurance.

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

In addition, our operations in Oklahoma and Texas are especially susceptible to damage from natural disasters such as tornados and involve increased risks of personal injury, property damage and marketing interruptions. Any of these operating hazards could cause serious injuries, fatalities or property damage, which could expose us to liabilities. The payment of any of these liabilities could reduce, or even eliminate, the funds available for exploration, development, exploitation and acquisition, or could result in a loss of our properties.

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

Although we are trading on the OTC Bulletin Board under the symbol NWTR, there is currently a limited trading market for our common stock and a more active market may not develop or be sustained. If an active trading market is established for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of companies like New Western, which may adversely affect the market price of our common stock in a material manner.

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

The market price of our common stock could be subject to significant fluctuations and the market price could be subject to any of the following factors:

•	our failure to achieve and maintain profitability;
•	changes in earnings estimates and recommendations by financial analysts;
•	actual or anticipated variations in our quarterly and annual results of operations;
•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
•	loss of significant clients or customers;
•	loss of significant strategic relationships.

Item 1B. Unresolved Staff Comments.

None

Item 2.	Properties.

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

Fiscal Year Ended December 31, 2011	High Bid	Low Bid

Quarter Ended September 30, 2011	$0.35	$0.35
Quarter Ended December 31, 2011	$0.20	$0.20

Fiscal Year Ended December 31, 2012

Quarter Ended March 31, 2012	$0.38	$0.20
Quarter Ended June 30, 2012	$0.50	$0.39
Quarter Ended September 30, 2012	$0.74	$0.50
Quarter Ended December 31, 2012	$0.94	$0.52

Fiscal Year Ending December 31, 2013

Quarter Ended March 31, 2013	$1.04	$0.15

Penny Stock Considerations

The trading of our common stock is deemed to be "penny stock" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our securities which are subject to the penny stock rules.  Thus, investors may find it more difficult to sell their securities.

Stockholders

As of the date of this Report, we had 64 stockholders of record of our common stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Recent Sales of Unregistered Securities

During 2012, we sold pursuant to a private placement equity offering, 2,084,000 Units to accredited investors for cash proceeds of $625,200 or $0.30 per Unit, each Unit consisting of one share of common stock and one redeemable Class C Warrant to purchase one share of common stock at an exercise price of $1.00 per share. Such warrants expire on December 31, 2013. The Class C warrants are redeemable by the Company at a redemption price of $0.05 per warrant upon at least 30 days' prior written notice if the mean average of the closing bid price exceeds $2.00 per share for 20 consecutive business days ending prior to the date notice of redemption is given.

On January 26, 2012, pursuant to a Plan and Agreement of Reorganization dated December 1, 2011, we issued to the owners of Royal Texan Energy, Co. (“RTE”) 1,000,000 shares of our common stock valued at $200,000 or $0.20 per share, based on the closing price per share, in exchange for all of the issued and outstanding capital stock of RTE.

On October 1, 2012, the Board of Directors (the “Board”) authorized and approved to issue 50,000 shares of its restricted common stock valued at $15,000 to a non-employee director as compensation for services. The common shares were valued at their $0.30 per share fair value based upon contemporaneous cash sales of shares by the Company on the date of authorization by the Board for their issuance.

On October 1, 2012, the Board authorized and approved to issue 150,000 shares of its restricted common stock valued at $45,000 to a consultant providing public relations and corporate communication services over a three months period. The common shares were valued at their $0.30 per share fair value based upon contemporaneous cash sales of shares by the Company on the date of authorization by the Board for their issuance.

On October 1, 2012, the Board authorized and issued 100,000 shares of its restricted common stock valued at $30,000 to a consultant for providing editorial and marketing services. The common shares were valued at their $0.30 per share fair value based upon contemporaneous cash sales of shares by the Company on the date of authorization by the Board for their issuance.

On December 31, 2012, the Board authorized and closed a transaction to acquire eight (8) oil and gas leases in Rogers County, Oklahoma from a third party assignor. The Board approved to issue to the assignor a stipulated dollar amount, contractually agreed upon of our common stock valued at a price based on the closing share price averaged over the five (5) business days prior to the closing of transaction. The average closing share price was $0.75 per share. We issued to the Assignor 400,000 shares of common stock on December 31, 2012 which were valued for accounting purposes at $0.30 per share or $120,000 based on contemporaneous cash sales of shares by the Company.

Between January 1, 2013 and April 8, 2013, we sold pursuant to an equity offering, 395,000 Units to five accredited investors for cash proceeds of $158,000 or $0.40 per Unit, each Unit consisting of one share of common stock and one redeemable Class D Warrant to purchase one share of common stock at an exercise price of $1.25 per share.

On January 11, 2013, the Board authorized and approved to issue 150,000 shares of restricted common stock as compensation to a non-executive director for services to be rendered for the nine months ending September 30, 2013. In addition, the Board authorized and approved to issue 100,000 shares of restricted common stock to a consultant as prepaid consulting fees for services for the year ending December 31, 2013. The common shares issued were valued at $0.40 per share fair value or $100,000 based upon contemporaneous cash sales of shares by the Company. The Company will recognize the consulting fees expense for such issuances as the services are rendered to the Company.

All of the sales by us of our unregistered securities were made in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).  The entities or individuals listed above that purchased the unregistered securities were known to us and our management, through pre-existing business relationships.  They were provided access to all material information, all information necessary to verify such information, and our management in connection with the purchases.  The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

Results of Operations for the Years Ended December 31, 2012 and December 31, 2011.

Revenues for the years ended December 31, 2012 and 2011 were $106,582 and $78,544, respectively. Revenues increased in 2012 by $28,038 or 36% primarily due to the acquisition of RTE by us in January 2012 which contributed $59,094 for sale of oil production in 2012 from the Swenson Lease and the Trice Leases.

Operating expenses for the year ended December 31, 2012 were $1,440,946 compared to $332,418 for the same comparable period in 2011. Operating expenses increased by $1,108,528 or 333% in 2012 primarily due to (i) increase in general and administrative expenses of $540,279 in 2012 as a result of (a) increase in administrative expenses by $47,952 paid to Hatchett Energy to manage the daily operations of RTE, (b) increase in compensation expense of the president and directors fees of $47,000, (c) increase in bad debts expense of $25,000 for uncollectable promissory note, (d) increase in investor relations and business advisory services of $65,941, (e) increase in stock options expense of $309,629 due to stock grants to directors and outside consultants, and (f) other administrative expenses increase of $44,757 due to legal, audit and other professional fees due to acquisition of RTE and increase in operations; (ii) increase in an impairment expense of $457,577 due to the write-off of $333,799 of goodwill recorded on acquisition of RTE and a write-down of $123,778 of our investment in the Glass Lease; (iii) increase in intangible drilling and completion costs by $26,654 or 66% in 2012 over 2011 to $67,195 due to the additional expense incurred in exploring oil and gas properties in 2012; and (iv) increase in production costs for oil by $36,629 or 66% to $92,092 due to the increase in oil sales in 2012 over 2011. We expect our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Other expenses comprised of interest expense which increased by $8,162 or 218% to $11,912 for the year ended December 31, 2012 as compared to prior year due to increase in our borrowings of funds in 2012. We did not purchase or sell any marketable securities during 2012 as compared to recording a loss of $120,000 on sale of marketable securities during 2011.

As a result of the above explanations, net loss for the year ended December 31, 2012 was $1,347,076 as compared to $378,453 for the same comparable period in 2011.

Liquidity and Capital Resources

The accompanying financial statements for the years ended December 31, 2012 and 2011 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 8, 2013, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to develop mineral leases and sell oil and gas that generates sufficient revenue and cash flows to meet our obligations and on our ability to obtain additional financing or sell assets as may be required to fund current operations. Management’s plans include generating income from our current oil leases and oil drilling operations to permit us to generate sufficient cash flows to continue as a going concern. There is no assurance these plans will be realized.

Net cash used in operating activities for the year ended December 31, 2012 was $314,073 primarily due to the net loss for the year of $1,347,076, offset by impairment expenses of $457,577, bad debts of $30,000, depreciation and depletion of $24,443, stock based compensation of $399,629, decrease in accounts receivable of $14,256, increase in prepaid expenses and other current assets of $36,127, increase in accounts payable of $911 and increase in accrued expenses of $142,314.

Net cash used in investing activities for the year ended December 31, 2012 was $114,599 due to purchase of property and equipment of $1,014, proceeds from sale of property and equipment of $5,000, cash acquired as part of acquisition of RTE of $12,058, cash paid for non-monetary assets in acquisition of $20,186, cash paid for lease obligations of $60,000, cash paid for purchase and capitalized cost of oil and gas properties of $50,457.

Net cash provided by financing activities for the year ended December 31, 2012 was $417,361 principally due to cash proceeds of $625,200 received from the sale of common stock pursuant to a private placement, cash repayments of $107,087 for notes payable, cash proceeds of $104,500 from related party for working capital needs, and cash repayments of related party advances of $205,252.

As a result of the above activities, we experienced a net decrease in cash and cash equivalents of $11,311 for the year ended December 31, 2012. Cash and cash equivalents at December 31, 2012 amounted to $5,092.

To date, we have financed our operations primarily through private placements of the sale of our securities in private offering transactions that were exempt from the registration requirements of the Securities Act. During the years ended December 31, 2012 and 2011, we raised $625,200 and $76,000, respectively, from the sale of securities. We have borrowed from our President and Chief Executive Officer from time to time for our working capital requirements. During the year ended December 31, 2012, we received cash advances of $104,500 and repaid $205,252. At December 31, 2012, we are indebted to our President and Chief Executive Officer in the amount of $42,500. Our working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed drilling programs to commercial viability, the level of sales of oil and gas, acquisition costs for new oil and gas leases, and the amounts we invest in strategic relationships. However, because several factors related to the growth of our operations remain outside of our control, there can be no assurance we will achieve commercial viability on our anticipated timeline.

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

Oil and Gas Properties

We use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire interest in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells, including equipment and facilities are capitalized as part of “Uncompleted Wells, Equipment and Facilities” pending determination of whether the well has found proved reserves. Costs to drill exploratory wells that find proved reserves are reclassified to proved oil and gas properties while costs that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining undeveloped properties are expensed.

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

Goodwill

Goodwill represents the excess of the Company’s purchase price over the fair values of the respective identifiable assets acquired and liabilities assumed in business combinations.  Goodwill is not amortized. For the 2012 acquisition, goodwill is not recognized for tax purposes. Goodwill is subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review.  Goodwill is evaluated using specific methods required in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Management initially performs a qualitative assessment of goodwill to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill.  If the qualitative assessment indicates impairment then the Company conducts a discounted cash flows analysis to determine the fair value of a reporting unit and comparison of the carrying value of goodwill to its implied fair value. The analysis involves significant management judgment to evaluate the capacity of an acquired business to perform within projections.  In the event facts and circumstances indicate the carrying value of goodwill is impaired, the goodwill carrying value will be reduced to its implied fair value through a charge to operating expenses.

Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment , we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceed the undiscounted cash flows.

Asset Retirement Obligations

We follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. We did not have any asset retirement obligation at December 31, 2012 and 2011.

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

Stock-Based Compensation

In accordance with ASC 718, Compensation – Stock Compensation, we account for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. We generally use the Black-Scholes option pricing method to compute the fair value of options or warrants granted for goods or services.

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

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

For The Years Ended December 31, 2012 and 2011

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011	F-4

Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2012 and 2011	F-5

Consolidated Statements of Cash flows for the years ended December 31, 2012 and 2011	F-6 to F-7

Notes to the Consolidated Financial Statements	F-8 to F-30

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

New Western Energy Corporation

We have audited the accompanying consolidated balance sheets of New Western Energy Corporation and Subsidiaries (the Company) at December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Western Energy Corporation and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, for the year ended December 31, 2012 the Company has (i) a net loss of $1,347,076, (ii) net cash used in operating activities of $314,073, (iii) working capital deficit of $425,767, and an accumulated deficit of $2,762,676 at December 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 8, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

New Western Energy Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$5,092	$16,403
Accounts receivable	13,339	9,541
Note receivable	—	30,000
Prepaid expenses and other assets	30,000	156,968
Total current assets	48,431	212,912

Property and equipment, net	98,003	902
Oil and gas properties, net	865,020	470,770
Mineral properties	103,530	103,530
Deposits for business acquisition	—	35,000
Other assets	1,450	1,450
Total Assets	$1,116,434	$824,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$25,129	$14,779
Accrued expenses	29,069	4,550
Oil and gas property obligations	—	60,000
Notes payable, current portion	377,500	100,000
Payable to related party	42,500	143,252
Total current liabilities	474,198	322,581

Notes payable, long term portion	22,500	—

Total Liabilities	496,698	322,581

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 68,010,866 and 64,226,866 shares issued and outstanding at December 31, 2012 and 2011, respectively	6,801	6,422
Additional paid in capital	3,375,611	1,911,161
Accumulated deficit	(2,762,676)	(1,415,600)
Total Stockholders' Equity	619,736	501,983

Total Liabilities and Stockholders' Equity	$1,116,434	$824,564
The accompanying notes are an integral part of these consolidated financial statements

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2012	2011

Revenues	$106,582	$78,544

Expenses
Depreciation and depletion	24,443	2,054
General and administrative	799,639	259,360
Intangible drilling and completion costs	67,195	40,541
Impairment expense	457,577	—
Gain on sale of oil lease	—	(25,000)
Oil and gas production	92,092	55,463
Total expenses	1,440,946	332,418

Loss from operations	(1,334,364)	(253,874)

Other income (expenses)
Interest expense	(11,912)	(3,750)
Loss on sale of marketable securities	—	(120,000)
Total other income (expenses)	(11,912)	(123,750)

Loss from operations before income tax	(1,346,276)	(377,624)

Provision for income tax	800	829

Net Loss	$(1,347,076)	$(378,453)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Weighted average number of shares outstanding	66,570,199	64,174,026

The accompanying notes are an integral part of these consolidated financial statements

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2012 and 2011

	Preferred Shares		Common Shares		Additional
	Number	Par value	Number	Par value	Paid -in Capital	Accumulated Deficit	Total
Balance - December 31, 2010	–	$–	63,973,533	$6,397	$1,745,186	$(1,037,147)	$714,436

Common stock and warrants sold at $0.30 per share	–	–	253,333	25	75,975	–	76,000
Forgiveness of compensation by an officer			–	–	90,000	–	90,000
Net loss - 2011	–	–	–	–	–	(378,453)	(378,453)
Balance - December 31, 2011	–	–	64,226,866	6,422	1,911,161	(1,415,600)	501,983

Common stock and warrants sold at $0.30 per unit	–	–	2,084,000	209	624,991	–	625,200
Acquisition of Royal Texas Energy	–	–	1,000,000	100	199,900	–	200,000
Common stock issued to a director for compensation	–	–	50,000	5	14,995	–	15,000
Common stock issued to vendors for services	–	–	250,000	25	74,975	–	75,000
Issuance of stock options for services	–	–	–	–	309,629	–	309,629
Common stock issued for acquisition of oil leases	–	–	400,000	40	119,960	–	120,000
Forgiveness of compensation by an officer	–	–	–	–	120,000	–	120,000
Net loss - 2012	–	–	–	–	–	(1,347,076)	(1,347,076)
Balance - December 31, 2012	–	$–	68,010,866	$6,801	$3,375,611	$(2,762,676)	$619,736

The accompanying notes are an integral part of these consolidated financial statements

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
Cash Flows from Operating Activities:	2012	2011
Reconciliation of net loss to net cash used in operating activities:
Net Loss	$(1,347,076)	$(378,453)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	24,443	2,054
Bad debt expense	30,000	5,000
Impairment expense	457,577	–
Gain on sale of oil and gas property	–	(25,000)
Loss on sale of marketable securities	–	120,000
Stock issued to a director for compensation	15,000	–
Stock issued to vendors for services	75,000	–
Stock options issued for services	309,629	–
Changes in operating assets and liabilities:
Accounts receivable	14,256	(9,541)
Prepaid expenses and other current assets	(36,127)	(144,193)
Accounts payable	911	7,418
Accrued expenses	142,314	93,750
Net cash used in operating activities	(314,073)	(328,965)

Cash Flows From Investing Activities:
Payment of deposits for business acquisitions	–	(35,000)
Purchase of property and equipment	(1,014)
Proceeds from sale of property and equipment	5,000
Proceeds from sale of oil and gas property	–	25,000
Cash acquired as part of acquisition	12,058	–
Cash paid for acquisition	(20,186)	–
Cash paid for oil lease obligations	(60,000)	–
Purchase and capitalized cost of oils and gas properties, net	(50,457)	(71,285)
Net cash used in investing activities	(114,599)	(81,285)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	625,200	75,998
Proceeds from notes payable	–	100,000
Cash repayments for notes payable	(107,087)	–
Proceeds from related party advances	104,500	213,000
Repayments of related party advances	(205,252)	(72,000)
Net cash provided by financing activities	417,361	316,998

Net decrease in cash and cash equivalents	(11,311)	(93,252)
Cash and cash equivalents, beginning of the period	16,403	109,655
Cash and cash equivalents, end of the period	$5,092	$16,403

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$800	$829
Cash paid for interest	$1,912	$–

The accompanying notes are an integral part of these consolidated financial statements

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Continued)

	For the year ended December 31,
	2012	2011

Supplemental disclosures of non-cash investing and financing activities:
Liability incurred for oil and gas property	$300,000	$60,000
Note receivable on sale of marketable securities	$–	$30,000
Forgiveness of accrued compensation by related party	$120,000	$90,000
Common shares issued for oil and gas property	$120,000	$–
Sale of oil and gas properties in exchange for marketable securities	$–	$150,000
Acquisition of Royal Texan Energy Corp. assets:
Accounts receivable	$18,054	$–
Property & equipment, net	123,849	–
Investment in oil and gas properties	49,252	–
Goodwill - non-cash portion	325,671	–
Accounts payable	(9,439)	–
Accrued expenses	(2,205)	–
Notes payable	(52,087)	–
Common stock	(100)	–
Additional paid in consideration	(199,900)	–
Pre-acquisition cash advances	(163,095)	–
Note payable to stockholders	(55,000)	–
Pre-acquisition deposits paid	(35,000)	–

The accompanying notes are an integral part of these consolidated financial statements

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

On January 2, 2012, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan Energy Co. (“RTE”) and RTE became our wholly-owned subsidiary and conducts business as a separate operating company (See Note 3).

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company currently has on ongoing Regulation D private placement equity offering and has raised cash of $158,000 subsequent to December 31, 2012 and through the date of this report. At December 31, 2012, the Company has a working capital deficit and accumulated deficit of $425,767 and $2,762,676, respectively, and in 2012 has cash used in operations of $314,073 and has a net loss of $1,347,076, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries New Western Texas and RTE. All intercompany balances and transactions are eliminated in consolidation.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of marketable securities, valuation of accounts, notes and other receivables, valuation and purchase price allocation of assets acquired and liabilities assumed in business combinations, valuation of long-lived assets, goodwill, and oil, gas and mineral properties, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Accounts receivable represent income earned from sale of oil and gas for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay.

Notes Receivable

The Company reviews its notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amount of the receivable may not be recovered. If such receivables are considered to be impaired, the impairment loss recognized in operations is the amount by which the carrying value exceeds the fair value of the receivable (See “Note 5 Doshier Lease”). On December 28, 2011, the Company sold its investment in marketable securities to the same entity whose securities the Company was holding as an investment, and obtained a $30,000 promissory note for the sale of such securities. A realized loss of $120,000 on the sale of marketable securities was recognized in 2011. The promissory note became uncollectible and was written-off as a bad debt during the year ended December 31, 2012. Another promissory note for $5,000 was written off as uncollectible in 2011.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

Property and Equipment

Property and equipment consists of furniture, office equipment and well equipment, which is recorded at cost and is depreciated on a straight-line basis over its estimated useful life of three (3) years for furniture and office equipment and seven (7) years for well equipment.

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

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Mineral Properties

Costs of acquiring mining properties are capitalized upon acquisition in accordance with ASC 930 “Extractive Industries – Mining” if the property is determined to have commercially minable deposits. Mine exploration costs are expensed as incurred. Mine developments costs are expensed as incurred and are capitalized once proven and probable reserves exist. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.

Depletion of producing mineral properties is recorded using the unit-of-production method.

Goodwill

Goodwill represents the excess of the Company’s purchase price over the fair values of the respective identifiable assets acquired and liabilities assumed in business combinations.  Goodwill is not amortized. For the 2012 acquisition, goodwill is not recognized for tax purposes. Goodwill is subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review.  Goodwill is evaluated using specific methods required in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Management initially performs a qualitative assessment of goodwill to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill.  If the qualitative assessment indicates impairment then the Company conducts a discounted cash flows analysis to determine the fair value of a reporting unit and comparison of the carrying value of goodwill to its implied fair value. The analysis involves significant management judgment to evaluate the capacity of an acquired business to perform within projections.  In the event facts and circumstances indicate the carrying value of goodwill is impaired, the goodwill carrying value will be reduced to its implied fair value through a charge to operating expenses.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment” and ASC 932-360-35 for Oil and gas properties, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. For oil, gas and mineral properties, the impairment loss is recorded as an expense and offsetting impairment allowance, while for other long-lived assets the impairment loss is recorded as an expense and a direct write-down of the asset.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations at December 31, 2012 and 2011.

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

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Compensation, the Company accounts for share-based payments to employees using the fair value method. All transactions in which goods or services are received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company generally uses the Black-Scholes option pricing method to compute the fair value of options or warrants granted for goods or services.

Share based payments to non-employees are accounted for under the measurement and recognition criteria of ASC 505-50 “Equity Based Payments to Non-Employees”.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2012, there were Class C Warrants outstanding for 2,510,666 common shares that if exercised, may dilute future earnings per share.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at December 31, 2012 and 2011, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the consolidated financial statements.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 3: ACQUISITION OF ROYAL TEXAN ENERGY CO.

On January 2, 2012, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan Energy Co. pursuant to a Plan and Agreement of Reorganization dated December 1, 2011, in exchange for (a) 1,000,000 shares of its common stock, (b) $35,000 in cash, and (c) a Promissory Note of $55,000 payable to the two stockholders of RTE, payable at the rate of $10,000 per month commencing 30 days after closing of the acquisition. In addition, pre-acquisition cash advances of $163,095 were applied as additional purchase price. In a supplemental agreement between the Company and the sellers, the Company agreed to let the sellers retain net monetary assets acquired totaling $20,186, which was treated as additional purchase price. The Company also agreed to pay down the bank notes of approximately $50,000 within nine months of the acquisition closing date which notes had been previously personally guaranteed by the seller to the bank.  The shares issued to the owners of RTE were valued at $200,000 based on issuance of 1,000,000 shares of our common stock valued at $0.20 per share, based on the closing price per share on the date of closing of the transaction. The fair value of the total consideration paid for the acquisition of RTE amounted to $473,281. Upon completion of the acquisition, RTE became a wholly-owned subsidiary of the Company. As of December 31, 2012, the Company has paid $35,000 in cash to the stockholders of RTE, paid off the Promissory Note of $55,000, and issued 1,000,000 shares of its common stock. In addition, the Company paid $52,087 towards the bank debt assumed in the acquisition.

Royal Texan Energy Co. principal business operations are acquisitions, exploration and development of, and production from oil and gas properties located in Texas. The Company acquired RTE primarily due to its lease ownership interests in oil and gas properties and the Company’s requirement to have an operator for exploration and production of oil and gas in Texas.

The purchase price of RTE was allocated to record identifiable assets and liabilities at their fair value and the remainder to goodwill as follows:

Assets acquired:
Cash and cash equivalents	$12,058
Accounts receivable	18,054
Property and equipment, net	123,849
Investment in oil and gas properties, net	49,252
Goodwill	333,799
Total assets acquired	$537,012

Liabilities assumed:
Accounts payable	$(9,439)
Accrued expenses	(2,205)
Notes payable	(52,087)
Total liabilities assumed	$(63,731)

Net assets acquired	$473,281

Purchase consideration:
Common stock - 1,000,000 shares, valued at $0.20 per share	$200,000
Pre-acquisition cash advances	163,095
Value of non-monetary assets acquired assigned to seller	20,186
Cash consideration	35,000
Note payable to stockholders	55,000
Total consideration paid	$473,281

The Company evaluated goodwill recorded on its books and impaired $333,799 in its entirety at December 31, 2012.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2012	2011
Furniture	$742	$742
Office equipment	5,382	4,370
Well equipment	118,849	—
	124,973	5,112
Less: Accumulated depreciation	(26,970)	(4,210)
	$98,003	$902

Depreciation expense for the years ended December 31, 2012 and 2011 was $22,762 and $1,704, respectively, of which $21,522 relates to well equipment in 2012 and none in 2011.

NOTE 5: OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil properties consist of the following:

Unproved Properties:
		December 31,
Name of the property	Type	2012	2011
Glass Lease	Oil	$221,000	$210,000
Phillips Lease	Oil	130,000	130,000
Chautauqua Lease - B&W Ranch	Oil	75,000	75,000
Chautauqua Lease - Charles & Nancy Smith	Oil	24,750	—
Chautauqua Lease - Lloyd & Patricia Fields	Oil	14,400	—
Swenson Lease	Oil	23,070	15,312
McLellan Lease	Oil	4,191	2,000
Reves Lease	Oil	6,555	2,000
Terry Heirs	Oil	9,722	—
Trice, W. G.	Oil	25,333	—
Rogers County, Oklahoma (8) Leases	Oil	420,000	—
Uncompleted wells, equipment and facilities		36,973	36,973
		990,994	471,285
Accumulated depletion		(2,196)	(515)
Impairment allowance		(123,778)	—
		$865,020	$470,770

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Changes in the Uncompleted Wells, Equipment and Facilities were as follows:

	For the year ended December 31,
	2012	2011
Beginning balance	$36,973	$50,000
Additions	—	36,973
Sale of lease	—	(50,000)
Reclassification to proved properties	—	—
Costs charged to expense	—	—
Balance at end of the period	$36,973	$36,973

There were no exploration well costs capitalized for more than one year following completion of drilling. Depletion expense for the years ended December 31, 2012 and 2011 was $1,681 and $350, respectively.

At December 31, 2012, management conducted an impairment analysis of oil properties and recorded an impairment expense and impairment allowance of $123,778.

Glass Lease, Rogers County, Oklahoma

On May 21, 2009, the Company entered into an Agreement to acquire the Glass Lease with RC Oil Co, Inc. (“Operator”). The Glass Lease is located in the North Eastern part of Oklahoma and consists of approximately 80 acres of leased land and a re-work of fourteen (14) oil wells in the Bartlesville formation. Under the terms of the Agreement, the Company agreed to provide incremental funding to the Operator for operations in return for 75% of the working interest (60.94% net revenue interest) owned by RC Oil in certain leaseholds in Rogers County, Oklahoma, in exchange for $210,000 in cash. In addition to the foregoing, the Company received a right of first refusal to purchase an additional 75% working interest in all future wells developed by the Operator which the Operator presently owns. On November 7, 2011, the Operator assigned its 25% working interest in the Glass Lease to PEMCO, LLC, a non-affiliated third party, and on November 8, 2011, the Company entered into a Joint Venture Contract and Operating Agreement (the “JV Agreement”) with PEMCO, LLC, a non-affiliated third party, to oversee the Company’s operations at its Glass Lease. During 2012, the Company expended $11,000 for capital improvements on the Glass Lease, and recorded such costs as lease costs. The Company agreed to pay its pro-rata share (based on percentage ownership) of the expenses of operation and maintenance of the wells in addition to the same pro-rata share of any work-over operation required for the wells, such as service or replacement parts, as needed. As of December 31, 2012 and 2011, the Company has recorded $10,000 and $5,710 for its shares of lease operating expenses in Glass Lease. In addition, the Company has paid all of its obligations of $221,000 under the Glass lease as of December 31, 2012. The Company evaluated its investment in Glass Lease property and provided an impairment allowance of $123,778 as of December 31, 2012.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Phillips Lease, Rogers County, Oklahoma

On June 27, 2009, the Company entered into an Agreement to acquire the Phillips Lease with RC Oil Co, Inc. (“Operator”) in Rogers County, Oklahoma. Under the terms of the Agreement, the Company paid $130,000 to the Operator for operations of Phillips Lease in return for 75% of the working interest (60.94% net revenue interest) owned by the Operator in Phillips Lease. Phillips Lease has seven (7) wells recompletion project which includes one (1) salt water injection well. The Phillips leasehold property contains approximately 150 acres. The project, similar to the Glass project, is a re-completion project with plans to produce the Bartlesville formation. This eliminates the risk normally associated with new drills and the lease is located in an area surrounded by proven and long lasting production. On October 23, 2011, the Operator assigned its 25% working interest in Phillips Lease to PEMCO, LLC, a non-affiliated third party, and on October 24, 2011, the Company entered into a Joint Venture Contract and Operating Agreement (the “JV Agreement”) with PEMCO, LLC, to oversee the Company’s operations at its Phillips Lease. The Company agreed to pay its pro-rata share (based on percentage ownership) of the expenses of operation and maintenance of the wells in addition to the same pro-rata share of any work-over operation required for the wells, such as service or replacement parts, as needed. As of December 31, 2012 and 2011, the Company recorded $0 and $10,010 for its share of lease operating expenses in the Phillips Lease. In addition, the Company has paid all of its obligations of $130,000 under the Phillips Lease as of December 31, 2012.

Doshier Lease, Nowata County, Oklahoma

On May 5, 2011, the Company sold its ownership interest in Doshier Lease to XnE, Inc., a third party, in exchange for a total consideration of $175,000, comprising of cash consideration of $25,000 and 7,500,000 shares of common stock of XnE, Inc. valued at $150,000. The common stock received was valued at its fair value on the date of issuance. As of December 31, 2011, the Company had received the cash of $25,000 and sold the 7,500,000 shares of common stock of XnE, Inc. back to XnE, Inc. for $30,000 and received an unsecured promissory note of $30,000 bearing 6% interest, due on July 1, 2012. As a result in 2011, the Company recorded a gain of $25,000 from sale of Doshier Lease and a loss of $120,000 from sale of its investment in XnE shares (See Note 2 “Note Receivable”).

Chautauqua Lease - B&W Ranch, Chautauqua County, Kansas

On December 20, 2011, the Company entered into an Assignment of Oil and Gas Lease with a third party for an oil and gas property in Kansas named “Chautauqua Lease B&W Ranch”, whereby the assignor(s) granted the rights to the Company to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The assignors agreed to transfer 90% of their rights, title, interest, and duties and obligations in Chautauqua Lease B&W Ranch to the Company for a total consideration of $75,000. The Company’s net revenue interest in Chautauqua Lease B&W Ranch was calculated at 70.425% after paying the mineral owners and other fees. The terms of payment agreed were (a) $15,000 upon execution of the Assignment, (b) $30,000 on or before January 15, 2012, and (c) $30,000 on or before January 31, 2012. The Company has paid the $60,000 obligation as of December 31, 2012. The Company has not started any oil and gas exploration on Chautauqua Lease as of December 31, 2012.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Chautauqua Lease - Charles and Nancy Smith, Chautauqua County, Kansas

On May 11, 2012, the Company entered into an Assignment of Oil and Gas Lease with a third party for an oil and gas property in Kansas named Chautauqua Lease – Charles and Nancy Smith (“Smith Lease”), whereby the assignor(s) granted the rights to the Company to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The assignors agreed to transfer 90% of their rights, title, interest, and duties and obligations in the Smith Lease to the Company for a total consideration of $24,750. The Company’s net revenue interest in the Smith Lease was calculated at 73.125% subject to the reserved 6.25% Overriding Royalty Interest after paying the mineral owners and other fees. The Company paid the total consideration of $24,750 on April 26, 2012. The Company has not started any oil and gas exploration on Smith Lease as of December 31, 2012.

Chautauqua Lease – Lloyd and Patricia Fields, Chautauqua County, Kansas

On November 21, 2012, the Company entered into an Assignment of Oil and Gas Lease with a third party for an oil and gas property in Kansas named Chautauqua Lease – Lloyd and Patricia Fields (“Fields Lease”), whereby the assignor(s) granted the rights to the Company to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons in approximately 300 acres of land. The assignors agreed to transfer 100% of their rights, title, interest, and duties and obligations in the Fields Lease to the Company for a total consideration of $14,400. The Company’s net revenue interest in the Fields Lease was calculated at 81.25% subject to the reserved 18.75% Royalty Interest payable to the mineral owners. The lease shall remain in force for a term of three (3) years from assignment date and as long thereafter as oil, gas, casing-head gas, casing-head gasoline or any of the products covered by this lease are produced. The Company has paid the total consideration of $14,400 on November 9, 2012. The Company has not started any oil and gas exploration on the Fields Lease as of December 31, 2012.

Swenson Lease, Jones County, Texas

On January 27, 2011, the Company’s subsidiary New Western Texas acquired a 50% working interest (39.66 % net revenue interest) in 160 acres of oil and gas leases in Jones County, Texas for $8,000 cash. Subsequently additional capitalizable costs of $7,312 and $7,758 were incurred in 2011 and 2012, respectively. The lease was purchased subject to a Venture Agreement with a third party (Venture Partner) who holds the other 50% working interest and will act as the operator for a stipulated fee. Both parties will evenly split operating expenses of the lease. Operating proceeds after royalty interests and expenses shall be distributed 50% to the Company. Additionally, a stipulated portion of the Venture Partner’s working interest proceeds shall also be distributed to the Company until the Company recovers its acquisition and development costs of the particular lease. Subsequent to any lease purchase under this Venture Agreement, the Company may decline to develop a property in which case the Venture Partner must repurchase the working interest from the Company at the then fair value of the lease working interest. The Company was required to provide the operator with a prepaid amount of $10,000 to be used to fund operating expenses within 3 days of a request by the Venture Partner. In 2011, the Company incurred $36,973 of capitalizable equipment costs classified as uncompleted wells equipment and facilities. In addition, the Company recorded $28,414 and $39,206 in lease operating expenses relating to the Swenson lease for the years ended December 31, 2012 and 2011, respectively. On January 28, 2013, the Company sold its 100% working interest in Swenson Lease to a third party (See Note 13).

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

McLellan Lease, Jones County, Texas

On August 8, 2011, the Company’s wholly-owned subsidiaries, New Western Texas and RTE entered into a Paid Up Oil and Gas Lease agreement with Michael L. McLellan and Paula McLellan (Lessors) and each subsidiary acquired a 50% working interest (39.66% net revenue interest) in approximately 160 acres of land, for the purpose of exploring for developing, producing and marketing oil and gas, along with all hydrocarbon and non-hydrocarbon substances produced in association therewith. The lease has a term of three (3) years or thereafter as long as oil and/or gas are produced in paying quantities for the leased properties. The Company agreed to pay royalties to the Lessors on oil and gas production at a total of 17.5% of all income from the sale of any and all oil and gas produced from the said acreage covered in this lease. Each of the Company’s subsidiaries agreed to pay to the Lessor for its share of working interest upon execution of the lease by Lessor, $2,000 as the consideration for leasing such acreage for its working interest. In addition, the subsidiaries agreed to pay to the Lessor before the commencement of drilling or construction operations, $1,000 for damages to the surface of said acreage for the drill site and road of each well drilled and $750 for tank battery location built on said acreage. The Company has paid $4,191 for lease acquisition costs on McLellan lease as of December 31, 2012. The Company did not start any oil and gas exploration on McLellan Lease as of December 31, 2012. On January 28, 2013, the Company sold its 100% working interest in McLellan Lease to a third party (See Note 13).

Reves Lease, Jones County, Texas

On October 10, 2011, the Company’s wholly-owned subsidiaries New Western Texas and RTE, each acquired a 50% working interest (39.66 % net revenue interest) in approximately 84 acres of oil and gas leases in Jones County, Texas for $2,000 cash from Ray Reves and Yvonne Reves (Lessors). The Reves lease required no further lease payments as long as within three years and thereafter, oil and/or gas are produced in paying quantities from the leased premises. The Lessors are entitled to receive a total of 17.5% of all income from the sale of oil and gas produced from the leased premises. In addition, the subsidiaries agreed to pay to the Lessor before the commencement of drilling or construction operations, $1,000 for damages to the surface of said acreage for the drill site and road of each well drilled, and $500 for tank battery location built on said acreage. The Reves lease is adjacent to the Swenson Lease, an oil and gas lease in which the Company has a lease interest. The Company has paid $6,555 for lease acquisition costs on the Reves Lease as of December 31, 2012. The Company did not start any oil and gas exploration on the Reves Lease as of December 31, 2012. On January 28, 2013, the Company sold its 100% working interest in McLellan Lease to a third party (See Note 13).

Terry Heirs #1 and Lane #1, 2, 3 Shackelford County, Texas (“Terry Heirs”)

On January 2, 2012, as part of the RTE acquisition, the Company acquired an assignment of an oil and gas lease, and recorded this lease as a $9,722 investment in oil and gas properties and $10,278 of lease and well equipment. RTE acquired this lease on October 12, 2009, when RTE entered into a Purchase and Sale Agreement and agreed to purchase the right, title and interest in, to and under the oil, gas and mineral leasehold interest in the oil and gas wells on properties located in Schackelford County, Texas. RTE purchased a 75.59667% net revenue interest in exchange for a purchase consideration of $20,000. RTE paid $4,583 in cash and executed a promissory note on November 4, 2009 of $15,417, payable on demand, but if no demand is made, then payable in 36 monthly installments of $486.63 bearing an interest rate of 8.5% per annum. The Company recorded this assumed note at its book value, which approximated the fair value of $5,159 on the RTE acquisition date. On February 2, 2012, the Company paid $4,738 to pay off the principal balance and interest due on the promissory note. The Company recorded an interest expense of $66 for the year ended December 31, 2012. The Company has not started any oil and gas exploration on the Terry Heirs Lease as of December 31, 2012.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Mrs. W.G. Trice, Trice and Methodist Home and Trice Methodist “400” Leases, Shackelford County, Texas (“Trice Lease”)

Mrs. W.G. Trice Lease and Trice and Methodist Home Lease

On January 2, 2012, as part of the RTE acquisition, the Company acquired an assignment of an oil and gas lease. This lease was acquired by RTE on April 1, 2010, when RTE entered into an assignment of oil and gas lease agreement with Richard Windham, JR., individually and doing business as Tracker Mineral and Tracker Mineral, LLC (“Assignor”), whereby the Assignor agreed to sell, assign, and transfer all of their rights, title and interest in and to the leasehold estates covering one hundred percent (100%) of their rights, title and interest in the Mrs. W. G. Trice and Trice and Methodist Home leases. The W. G. Trice and Methodist Home leases consist of four tracts of 257.75 acres of land in Shackelford County in Texas. The assignment of lease includes from the surface and insofar as covers ground to a depth of one thousand (1,000) feet below the surface and insofar as covers and includes net revenue interests except, that Richard Windham, Jr., individually reserves to himself, his heirs, successors and assigns an overriding royalty interest payable on oil, gas and associated hydrocarbons produced, saved and sold from only the lands described as Trice and Methodist Home Lease equal to the difference between an 80 percent net revenue interest and all lease royalty burdens. This assignment covers and includes all of Assignor’s interest in all equipment, personal property, and fixtures located on or used in connection with the lease.

Trice Methodist “400” Lease

On January 2, 2012, as part of the RTE acquisition, the Company acquired an assignment of an oil and gas lease. This lease was acquired by RTE on April 1, 2010, when RTE entered into an assignment agreement whereby, the assignor agreed to sell, assign, transfer all of their rights, title and interest in and to the leasehold estates covering one hundred percent (100%) of their rights, title and interest in Trice Methodist “400” lease effective September 1, 2010. Trice Methodist “400” consisted of 273.3 acres of land in Shackelford, Texas. Pursuant to the terms of the assignment of the lease, RTE has a net revenue interest of 77%, and the operator shall pay the assignor, its successors or assigns, based on their division of interest, less taxes required by law to be deducted and remitted by the purchaser for all oil and gas.

On April 2, 2010, RTE executed a promissory note with a bank and obtained a loan for $76,000 to fund the payment to the Assignor for the sale, assignment and transfer of all of their rights including, the cost of the tangible equipment, personal property and fixtures on the Mrs. W.G. Trice, Trice and Methodist Home and Trice Methodist “400” Lease. The promissory note was secured by the debtor’s interest in and to the Mrs. W.G. Trice lease, Trice Methodist “400” lease and Trice and Methodist Home lease all located in Shackelford County, Texas. The promissory note was payable in 48 monthly payments of $1,820.25 each, beginning May 2, 2010 and bearing a 7% annual interest. The Company recorded this assumed note at its book value, which approximated fair value, of $46,929 on the RTE acquisition date. The Company has paid off the total outstanding principal and interest due on the promissory note as of December 31, 2012. The Company recorded an interest expense of $1,846 for the year ended December 31, 2012.

The Company has recorded its investment in oil and gas properties for the Trice lease at $25,333 and for lease and well equipment at $57,164 at December 31, 2012.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Jackson Lease, Acro/Selby Lease, Anna Lease, Kerrigan Lease, Calvin Lease, Jameson Lease, Thomas Lease and Winchester Lease – Rogers County, Oklahoma, (“Leases”)

On December 31, 2012, the Company entered into an assignment agreement with a third party “Assignor”, whereby, the Assignor agreed to assign to the Company eight (8) oil and gas lease agreements “Leases” with various land owners, collectively the “Lessor”, wherein Assignor acquired from Lessor certain rights to explore, develop, drill and otherwise exploit the land for oil, gas and water deposits. The assignment consisted of eight (8) leases located in Rogers County, Oklahoma covering approximately 1,520 acres of land with total oil reserves of approximately 2,830,240 barrels. In consideration for the assignment of the Leases, the Company agreed to pay to the Assignor $300,000 by delivering two (2) promissory notes in the amounts of (i) $30,000, payable on or before January 10, 2013, and (ii) $270,000, payable in twelve (12) consecutive monthly installments of $22,500, commencing February 1, 2013. As additional consideration, the Company agreed to issue to the Assignor a stipulated dollar amount, as contractually agreed, of Company’s common stock valued at a price based on the closing price averaged over the five (5) business days prior to the closing. The Company issued to the Assignor 400,000 shares of its common stock on December 31, 2012. The Company recorded a total investment in the eight Leases of $420,000 as of December 31, 2012. On January 18, 2013, the Company paid the $30,000 note payable (See Note 7 and 13).

NOTE 6: MINERAL PROPERTY

The Company’s aggregate capitalized costs related to mineral property consist of the following:

Unproved Mineral Property
		December 31,
Name of Property	Type	2012	2011

Wellsboro Lease	Gravel	$103,530	$103,530
		103,530	103,530
Less: Accumulated depletion		—	—
		103,530	103,530
Less: Impairment allowance		—	—
		$103,530	$103,530

Since there was no production of minerals in years 2012 and 2011, there is no depletion expense relating to mineral properties recorded in 2012 and 2011 and no accumulated depletion as of December 31, 2012 and 2011.

Wellsboro Lease, Tioga County, Pennsylvania

On June 29, 2009, the Company negotiated to acquire a land lease near Middlebury Township in Tioga County, Pennsylvania. The Company acquired an 87.5% net revenue interest in any minerals and an 85% net revenue interest in any gas. The total consideration paid for this acquisition was $103,530 of which $45,000 was paid in cash and the remaining $58,530 was paid by issuance of the Company’s 300,000 shares of common stock and 300,000 warrants at an exercise price of $0.50 per share, both stock and warrants valued at a total of $58,530. This property of approximately 23 acres is located on a glacial aged kame terrace. The terrace sands, gravels and finer sediments were deposited in response to blockage by glacial ice. The potential usable deposit conceivably may be significantly larger. The term of this lease expires on July 31, 2014. Management has determined to start amortizing this lease on a straight line basis starting on January 1, 2013 over the remaining lease term. The Company recorded $0 and $538 in lease operating costs during the years ended December 31, 2012 and 2011. The 300,000 warrants issued were not exercised as of December 31, 2011 and hence, expired as of that date. The Company has not started the exploration and production at the Wellsboro Lease as of December 31, 2012.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 7: NOTES PAYABLE

Notes payable consist of:

	December 31,
	2012	2011
Stockholder note payable, unsecured, bearing interest at 10% per annum, originally due on July 31, 2012 and extended to July 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	$50,000	$50,000

Stockholder note payable, unsecured, bearing interest at 10% per annum, due on January 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	50,000	50,000

Note payable to a third party, unsecured, bearing interest at 5% per annum, due on February 1, 2014, is subordinated in right of payment to the prior payment in full of all future bank rediscount line of credit or loan	270,000	—

Note payable to a third party, unsecured, bearing interest at 0% per annum, due on January 7, 2013	30,000	—
	400,000	100,000
Notes payable - Current Portion	(377,500)	(100,000)
Notes payable – Long term Portion	$22,500	$—

On January 7, 2013, the Company paid $30,000 due on the promissory note payable to a third party. On February 28, 2013, the Company paid $57,500 to the shareholder in full settlement of the promissory note and accrued interest as due on January 31, 2013. The Company recorded an interest expense of $11,912 and $3,750 for the years ended December 31, 2012 and 2011, respectively.

NOTE 8: RELATED PARTY TRANSACTIONS AND BALANCES

At December 31, 2012 and 2011, amounts due to the Chief Executive Officer (“Related Party”) for advances made to the Company for working capital were $42,500 and $143,252, respectively. Amounts due to the Related Party are unsecured, non-interest bearing and due on demand without specific repayment terms. In addition, compensation payable to the Related Party pursuant to the terms of an employment agreement amounted to $120,000 and $90,000 as of December 31, 2012 and 2011, respectively. The Related Party forgave to the Company the compensation of $120,000 and $90,000 earned for the years ended December 31, 2012 and 2011, and as a result, the Company recorded the forgiveness of compensation to additional paid in capital in the accompanying consolidated financial statements.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

NOTE 10: STOCKHOLDERS' EQUITY

The Company’s capitalization at December 31, 2012 was 100,000,000 authorized common shares and 5,000,000 authorized preferred shares, both with a par value of $0.0001 per share.

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

 During 2012, the Company sold, pursuant to the above private placement equity offering, 2,084,000 Units to accredited investors for cash proceeds of $625,200 or $0.30 per Unit, each Unit consisting of one share of common stock and one redeemable Class C Warrant to purchase one share of common stock at an exercise price of $1.00 per share. Such warrants expire on December 31, 2013. The Class C warrants are redeemable by the Company at a redemption price of $0.05 per warrant upon at least 30 days' prior written notice if the mean average of the closing bid price exceeds $2.00 per share for 20 consecutive business days ending prior to the date notice of redemption is given.

On January 26, 2012, the Company issued to the owners of RTE 1,000,000 shares of its common stock valued at $200,000 or $0.20 per share, based on the closing price per share, in exchange for the acquisition of 100% of capital stock of RTE (See Note 3).

On October 1, 2012, the Board of Directors (the “Board”) authorized and issued 50,000 shares of its restricted common stock valued at $15,000 to a non-employee director as compensation for services. The common shares were valued at their $0.30 per share fair value based upon contemporaneous cash sales of shares by the Company on the date of authorization by the Board for their issuance.

On October 1, 2012, the Board authorized and issued 150,000 shares of its restricted common stock valued at $45,000 to a consultant providing public relations and corporate communication services over a three months period. The common shares were valued at their $0.30 per share fair value based upon contemporaneous cash sales of shares by the Company on the date of authorization by the Board for their issuance.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

On October 1, 2012, the Board authorized and issued 100,000 shares of its restricted common stock valued at $30,000 to a consultant for providing editorial and marketing services. The common shares were valued at their $0.30 per share fair value based upon contemporaneous cash sales of shares by the Company on the date of authorization by the Board for their issuance.

On December 31, 2012, the Company closed a transaction to acquire eight (8) oil and gas leases in Rogers County, Oklahoma from a third party assignor. The Company agreed to issue to the assignor a stipulated dollar amount, contractually agreed upon of Company’s common stock valued at a price based on the closing share price averaged over the five (5) business days prior to the closing of transaction. The average closing share price was $0.75 per share. The Company issued to the Assignor 400,000 shares of its common stock on December 31, 2012 which were valued for accounting purposes at $0.30 per share or $120,000 based on contemporaneous cash sales of shares by the Company.

2012 Incentive Stock Plan

On August 30, 2012, the Board of Directors authorized and approved the 2012 Incentive Stock Plan (the “2012 Plan”), subject to approval by the majority shareholders within 12 months of the date of approval by the Board of Directors, to issue up to 5,000,000 shares of common stock of the Company at $0.0001 par value per share. Pursuant to the terms of the 2012 Plan, the Company may award to officers, key employees, consultants and non-employee directors options to purchase Company’s common stock.

On October 1, 2012, the Board granted vested stock options under its 2012 Plan, to each of the four directors of the Company and to two consultants for past services, to purchase up to 200,000 shares of common stock for a total of 1,200,000 shares of common stock, with a three years term. The exercise price of the stock options to purchase common stock is $0.60 per share, which is the quoted market price of the Company stock on the grant date. The option to purchase common stock expires on October 1, 2015. The fair value of the options granted was $309,629, calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 0.38%, volatility of 189%, 3 years term, and dividend yield of 0%. The Company recorded stock compensation expense of $309,629 for the year ended December 31, 2012.

A summary of the Company’s stock options activity during the years ended December 31, 2012 and 2011 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance Outstanding, December 31, 2011	—	—	—	—
Granted	1,200,000	$0.60	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2012	1,200,000	$0.60	—	—

Exercisable, December 31, 2012	1,200,000	$0.60	—	—

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Warrants

A summary of the Company’s warrant activity during the years ended December 31, 2012 and 2011 is presented below:

Class C Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2010	173,333	$1.00	—	—
Granted	253,333	1.00	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2011	426,666	$1.00	2	—
Granted	2,084,000	1.00	1	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2012	2,510,666	$1.00	1	—

Exercisable, December 31, 2012	2,510,666	$1.00	1	—

As a result of all common stock, options and warrant issuances as of December 31, 2012, the Company had 68,010,866 shares of common stock issued and outstanding, options to purchase 1,200,000 shares of common stock and 2,510,666 Class C Warrants outstanding for conversion into common stock.

NOTE 11: INCOME TAXES

Income tax expense for the years ended December 31, 2012 and 2011 is summarized as follows:

	December 31, 2012	December 31, 2011
Current:
Federal	$—	$—
State	800	800
Deferred taxes	—	—
Income tax expense (benefit)	$800	$800

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% to the income taxes reflected in the Statements of Operations:

	December 31, 2012	December 31, 2011
Tax expense at statutory rate - federal	(34.00%)	(34.00%)
State tax expense, net of federal benefit	(6.00%)	(6.00%)
Goodwill impairment	8.43%	—
Officer compensation forgiven	3.03%	—
Other	(4.19%)	—
Valuation allowance	32.73%	40.00%
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carry forward	$798,500	$481,304
Stock option expense	123,666	—
Total gross deferred tax assets	922,166	481,304
Less - valuation allowance	(922,166)	(481,304)
Net deferred tax assets	$—	$—

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

At December 31, 2012, the Company had net operating loss carry-forwards of $1,999,249 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2032. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance during the years ended December 31, 2012 and 2011 was an increase of $440,862 and $128,674, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2012, tax years 2009, 2010, 2011 and 2012 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 12: CONCENTRATIONS

Concentration of Operators

As of December 31, 2012, the Company uses two operators for the leased properties for which the Company has current activities. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of December 31, 2012.

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2012. The Company’s bank balances did not exceed FDIC insured amounts as of December 31, 2012.

NOTE 13: SUBSEQUENT EVENTS

Between January 1, 2013 to April 8, 2013, the Company sold, pursuant to an equity offering under Regulation S, 395,000 Units to five accredited investors for cash proceeds of $158,000 or $0.40 per Unit, each Unit consisting of one share of common stock and one redeemable Class D Warrant to purchase one share of common stock at an exercise price of $1.25 per share.

On January 11, 2013, the Company issued 150,000 shares of its common stock as compensation to its non-executive director for services to be rendered for the nine months ending September 30, 2013. In addition, the Company issued 100,000 shares of its common stock to a consultant as prepaid consulting fees for services for the year ending December 31, 2013. The common shares issued are valued at $0.40 per share fair value or $100,000 based upon contemporaneous cash sales of shares by the Company. The Company will recognize the consulting fees expense for such issuances as the services are rendered to the Company.

On January 18, 2013, the Company paid $30,000 on maturity of a note payable to a third party (See Note 7).

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

On January 28, 2013, the Company sold its 100% working interest in 402 acres of oil and gas leases in Swenson Lease, McLellan Lease and Reves Lease in Jones County, Texas (collectively referred to as these “Leases”), to a third party for $280,000. The Company’s leasehold costs in these Leases amounted to $70,788 and capitalized lease and uncompleted wells equipment, and facilities costs of these Leases were $36,973 as of December 31, 2012. In addition, the Company paid a commission of $28,000 to a third party for brokering the sale, and paid $75,300 to Hatchett Energy for its 30% share in these Leases. The Company recorded a gain of $67,939 as a result of sale of these Leases in its consolidated financial statements.

On February 15, 2013, the Company executed a Convertible Promissory Note of $500,000 (“Note”) from a third party for a one year term, bearing a one-time interest charge of 12%.  The Note contains a $50,000 original issue discount and accordingly only $450,000 cash is available from the lender. The company may draw partial amounts. The Company may repay this Note with zero percent interest for the first three months at any time on or before 90 days from the delivery of the payment of consideration by the lender. Each advance is otherwise due one year after the advance date. The lender has the right, at any time after the payment of consideration, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company at the lesser of $0.40 or 60% of the lowest trading price in the 25 days prior to conversion. This conversion feature is a derivative to be bifurcated and reflected separately on the balance sheet at fair value. On February 20, 2013, the Company borrowed $125,000 from the lender against the Note for its working capital needs.

On February 28, 2013, the Company paid $57,500 to a stockholder in settlement of a $50,000 promissory note and $7,500 in accrued interest, due on January 31, 2013 (See Note 7).

On March 18, 2013, the Company closed its 2013 NWE Drilling Program 1 LP (the “Limited Partnership”). The Company became the General Partner and owns 51% of the Limited Partnership. The Limited Partnership closed with $650,000 in cash funding received from one non-affiliate shareholder as the Limited Partner, and the Company’s contribution as the General partner was $6,500 in cash and giving the rights to the Limited Partnership to drill three oil wells on the Company’s B&W Ranch lease. The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas. Pursuant to the terms of the partnership agreement, the Limited Partner will be entitled to receive 70% of the net income and cash available for distributions until such time an amount equal to the Limited Partner’s initial investment plus a 50% return on such initial investment is received by the Limited Partner. Thereafter, net income and cash available for distributions shall be allocated 20% to the Limited Partner and 80% to the General Partner.

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with ASC 932–235-50, Extractive Activities - Oil and Gas.

New Western Energy Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2012	2011
Unproved oil and gas properties	$954,021	$434,312
Uncompleted wells, equipment and facilities	36,973	36,973
Well equipment and facilities	118,849	—
Less: Accumulated depletion and well equipment depreciation	(23,718)	(515)
	1,086,125	470,770
Less: Impairment allowance	(123,778)	—
Net capitalized costs	$962,347	$470,770

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities, all in the United States (both capitalized and charged to expense) for the years ended December 31, 2012 and 2011 as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Acquisition (Return to Lessor) of unproved properties	$519,709	$131,285
Acquisition of proved properties	$—	$—
Development costs	$—	$—
Exploration costs	$67,195	$40,541

Results of Operations for Oil and Gas Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities, all in the United States, for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Revenues, net of royalties	$106,582	$78,544
Production costs	(92,092)	(55,463)
Depletion, depreciation, and valuation allowance	(23,203)	(350)
Exploration costs	(67,195)	(40,541)
Impairment of leases	(123,778)	—
Income tax expense	(800)	(829)
Results of operations from producing activities (excluding corporate overhead and interest costs)	$(200,486)	$(18,639)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2012.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2012. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of four members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. There are currently no agreements or understandings whereby any officer or director would resign at the request of another person. None of our officers or directors are acting on behalf of or will act at the direction of any other person. Our current directors and executive officers are:

Name	Age	Position	Year Appointed
Javan Khazali	49	President, Chief Executive officer and Director	2008
Haris Baha	48	Chief Financial Officer, Secretary and Director	2009
Amir Eskarous	34	Director	2011
Terry L. Carroll	65	Director	2012

The Company’s officers are elected by the board of directors at the first meeting after each annual meeting of our shareholders and such officers hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year term at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of the Company will devote time and attention to the Company's affairs on an "as needed” basis.  As a result, the actual amount of time, which they will devote to the Company’s affairs, is unknown and is likely to vary substantially from month to month.

Javan Khazali, President, Chief Executive Officer/Director

Mr. Khazali was the Founder of the Company and was its interim President from September 2008 until December 2008 and then its President from June 2009 until the present.  From August 2008 to May 2009, Mr. Khazali served as President and Chief Executive Officer of Global 8 Environmental Technologies, Inc., a publicly traded, multi-disciplinary environmental solutions company, where he was responsible for business development, marketing and operations. From November 2004 to July 2008, Mr. Khazali served as Chief Operating Officer for Financial Media Group, Inc., a publicly traded financial communications and media company, where he was responsible for corporate governance, compliance, business development and operations. Mr. Khazali was responsible for implementing several new operational strategies that directly resulted in increased sales and market capitalization for Financial Media Group, Inc. during those years. Mr. Khazali’s past experience as an entrepreneur, a director of private and public companies and as an executive officer of small cap public companies, has been instrumental in the creation, development and launching of our Company.

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

Amir Eskarous, Director

Amir Eskarous was appointed to the board in March, 2011.  He is an accomplished financial professional with more than a decade of experience in risk management and corporate accounting. Mr. Eskarous has experience in Oil & Gas, alternative energy, information technology and software industries. Mr. Eskarous began his career in 2000 as a Staff Auditor for Grant Thornton International where he performed detailed audit work for a variety of business and non-profit organizations including manufacturing, hotel and other service industries. From 2005-2006, he worked as a staff auditor for a mid-size Los Angeles-based accounting firm, where he performed detailed audit and review work for public and private companies in the software, construction, pharmaceutical, and service industries. From 2006-2008, Mr. Eskarous was a senior auditor for Stonefield Josephson, Inc., where he was in charge of audit and review engagements for public and private companies with revenue between $10 million and $100 million in software, information technology, alternative energy and retail industries. From 2008-2010, Mr. Eskarous served as a senior auditor for Burr, Pilger & Mayer, LLP, where he was in charge of audit and review for public and private companies with revenue of between $25 million and $2 billion in information technology industry. From 2010 to 2012, he served as the audit manager for Goldman, Kurland and Mohidin, LLP in Los Angeles, with experience in oil and gas, alternative energy, manufacturing and services industries. Mr. Eskarous earned his bachelor's degree in Business Administration from Ain Shams University in Cairo, and is a Certified Public Accountant in California.

Terry L. Carroll, Director

Terry Carroll was appointed to the board in October 2012. Mr. Carroll currently serves as the Operating Manager for Carroll Energy, LLC, a privately owned Kansas Limited Liability Company engaged in the exploration and development of Coalbed Methane Gas in Kansas and Oklahoma. Prior to founding Carroll Energy in 2001, Mr. Carroll served as President, Chief Executive Officer, and Chief Financial Officer of a publicly traded oil and gas company. During his six-year tenure between 1990 and 1996, Mr. Carrol stewarded the growth of the company from assets of approximately $4mm to over $14mm, while leading the company's up-listing from an Over the Counter exchange to the NASDAQ Exchange. The company later traded on the American Stock Exchange with assets in excess of $36 million before being purchased by a private entity in 2004 for approximately $53 million. In 1985, Mr. Carroll founded Argas, Inc., a privately owned oil field development and operating company, which participated in the drilling of more than 100 oil and gas wells, and the operation of eight natural gas gathering systems. Argas, Inc. also served as an operator for several public companies, limited partnerships, and private investors. From 1984 to 1994, Mr. Carroll worked at T.L. Carroll Enterprises, Inc., a privately owned exploration, development and oil field service company that provided geological evaluation, turnkey drilling and pipeline construction services to oil field producers in Kansas and Oklahoma. T. L. Carroll Enterprises, Inc., drilled over 750 oil and gas wells and constructed seven separate natural gas gathering systems, encompassing over 80 miles of natural gas pipeline. From 1981-1986, Mr. Carroll worked at Windgate Oil, Inc., a company he founded, engaged in the exploration and development of oil and gas properties, which served as the General Partner for the drilling and completion of more than 75 oil and gas wells. Mr. Carroll holds a Bachelor of Science degree in Business Administration and Finance from California State University, Hayward.

Board Committees

Audit committee

The audit committee of our board of directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Our audit committee consists of Mr. Baha and Mr. Eskarous, who serves as chairman. Due to the fact that we have not yet assembled our complete management team, the audit committee does not currently have exclusively disinterested directors as members nor does it have a member who qualifies as a disinterested "audit committee financial expert" under the federal securities laws. We hope to be able to fill these positions during the latter part of 2013.

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

The following table sets forth the compensation of our Chief Executive Officer during the last three fiscal years ended December 31, 2012, 2011 and 2010. No other officer or director received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary compensation table

	Annual Compensation					Long Term Compensation
						Awards		Payout
	Year	Salary ($)		Bonus($)	Other Annual Compensation($)	Restricted Stock Award(s)	Securities Underlying Options (#)	LTIP Payout($)	All Other Compensation ($)
Javan Khazali	2012	$120,000	(1)	$—	$—	$—	—	$—	$—
President, CEO	2011	$90,000	(1)	$—	$—	$—	—	$—	$—
	2009	$—		$—	$—	$—	—	$—	$—

(1)Salary earned by Mr. Khazali was contributed back to the Company as contributed capital in 2012 and 2011, respectively.

Mr. Khazali has provided services to us at no charge during the early stages of our business. We entered into an Employment Agreement with Mr. Khazali on April 1, 2011. As our business progresses and grows, we expect to begin paying salaries to our other officer(s). Over the year we have hired part-time employees and have retained consultants who were paid compensation and consulting fees.

Employment Agreement

On April 1, 2011, the Company entered into an employment agreement with Mr. Khazali to continue to serve as its President and Chief Executive officer. The employment agreement terminates on March 31, 2014, subject to automatic renewal for successive one-year terms. Mr. Khazali’s annual base salary is $120,000. Salary may be adjusted upward at the discretion of the Company’s Board, based upon Mr. Khazali’s performance and the Company’s financial circumstances including, but not limited to, the earnings per share. Mr. Khazali’s shall receive an automatic salary increase to $144,000 once the Company realizes a net profit of $100,000. Mr. Khazali shall be entitled to participate in the Company’s employee compensation and other benefit programs, in addition to reimbursement for his documented reasonable expenses incurred in connection with the fulfillment of his duties. We may terminate Mr. Khazali’s employment with or without cause. If Mr. Khazali’s employment is terminated without cause or due to a change of control, then he is entitled to a severance payment of up to three times his then current salary depending on when he is terminated. During 2012 and 2011, Mr. Khazali earned $120,000 and $90,000 in compensation which was contributed back into the Company and recorded as contributed capital as of December 31, 2012 and 2011, respectively.

Director's compensation

At present we do not pay our directors for attending meetings of our Board of Directors, although we may adopt a director compensation policy by the end of the current year.

Stock Option Plan

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding option awards held by our officers and directors for the fiscal year ended December 31, 2012:

	No. of securities underlying exercised options (#)	No. of securities underlying unexercised options (#)	Equity incentive plan awards: No. of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	No. of shares or units of stock that have not vested (#)	Market Value of shares or units of stock that have not vested ($)	Equity incentive plan awards: no. of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Market or payout value of unearned shares, units or other rights that have not vested ($)
Javn Khazali, CEO	0	200,000	-	$0.60	Oct. 1, 2015	0	$ -	-	$ -
Haris Baha, CFO	0	200,000	-	$0.60	Oct. 1, 2015	0	$ -	-	$ -
Amir Eskarous, Director	0	200,000	-	$0.60	Oct. 1, 2015	0	$ -	-	$ -
Terry L. Carroll, Director	0	200,000	-	$0.60	Oct. 1, 2015	0	$ -	-	$ -

2012 Stock Option Plan

On August 30, 2012, the Company's board of directors adopted the New Western Energy Corporation 2012 Stock Option Plan (“2012 Plan”) pursuant to which the board may grant options to purchase a maximum of 5,000,000 shares of the Company’s common stock to employees, directors and consultants. As of December 31, 2012, all options are vested to purchase an aggregate of 1,200,000 shares of common stock at an exercise price of $0.60 per share. All outstanding options expire on October 1, 2015.

During 2012, the Board authorized the issuance of options to purchase 200,000 shares each, as compensation to two consultants for services rendered to the Company. The options are immediately vested and are exercisable at $0.60 per share and expire on October 1, 2015.

For the issuance of options, the exercise price of options may not be less than the fair market value on the date of grant as determined by the board of directors and will expire no later than the tenth anniversary of the date of grant. The board may establish vesting or other requirements which must be met prior to the exercise of the stock options. In the event of a corporate transaction involving the Company (including, without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination or exchange of shares), the board may adjust outstanding awards to preserve the benefits or potential benefits of the awards.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's Compensation

Effective October 1, 2012, each outside director receives $500 per month and reimbursement of reasonable travel costs. These payments include services for the Board Committees.

The following table sets forth certain information concerning compensation paid to our non-officer directors for services as directors during the year ended December 31, 2012:

Name	Fees earned or paid in cash ($)		Stock awards ($)		Option Awards ($)	Non-equity incentive plan compensation ($)	Non-Qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Amir Eskarous	$1,500	(1)	$—		$—	$—	$—	$—	$1,500
Terry L. Carroll	$1,500		$60,000	(2)	$—	$—	$—	$1,500 (2)	$63,000

(1) This compensation to Mr. Eskarous has been accrued by the Company but has not been paid.
(2) Mr. Carroll also received 200,000 shares of the Company’s common stock valued at $0.30 per share upon appointment to the Board. In addition to director’s fees, the Company has entered into a consulting agreement with Mr. Carroll for $500 per month,

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 31, 2013 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common Stock
Javan Khazali	38,800,000	57.0%
Haris Baha	1,000,000	1.5%
Amir Eskarous	50,000	*
Terry L. Carroll	200,000	*
Officers and Directors (4 persons)	40,050,000	58.9%

* Less than 1%

(1)	The address for each person listed on the table is c/o New Western Energy Corporation, 20 Truman, Ste. 204, Irvine, CA 92620.
Item 13.	Certain Relationships and Related Transactions and Director Independence.

During the year 2012, the President of the Company, Javan Khazali, made a series of advances to the Company in aggregate principal amount totaling $104,500 to help fund cash- flow deficiencies from the Company’s operations. We are indebted to Mr. Khazali $42,500 for advances as of December 31, 2012. These advances are unsecured, non-interest bearing and are payable upon demand.

Director Independence

Our directors, Mr. Terry L. Carroll and Mr. Amir Eskarous, qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASDAQ Rule 4200(15). Mr. Eskarous serves as Chairman of our audit committee.

Item 14.	Principal Accountant Fees and Services.

During 2012 and 2011, Salberg & Company, P.A., the Company’s independent auditors as of December 31, 2012, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2012, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2012.

Year Ended December 31,
	2012	2011
Audit Fees	$38,000	$31,300
Audit Related Fees	10,000	20,700
Tax Fees	—	—
All Other Fees	—	—
Total	$48,000	$52,000

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of April, 2013.

NEW WESTERN ENERGY CORPOATION

By:	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Javan Khazali	Dated: April 8, 2013
Javan Khazali
President (Principal Executive Officer) and Director

/s/ Haris Baha	Dated: April 8, 2013
Haris Baha
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Director

/s/ Amir Eskarous	Dated: April 8, 2013
Amir Eskarous
Director
/s/ Terry L. Carroll Terry L. Carroll Director	Dated: April 8, 2013

EXHIBIT INDEX

Exhibit No.	Description
3.1 ††	Articles of Incorporation.
3.2†	Bylaws.
4.1†	Form of Stock Certificate
10.1 ††	Joint Venture Contract re: Glass Oil Lease dated May 21, 2009.
10.1.1 †††	Assignment of Contract re: Glass Oil Lease dated September 1, 2009
10.2†	Joint Venture Contract re: Phillips Oil Lease dated June 27, 2009.
10.3†	Mineral Lease re: Middlebury property dated July 1, 2009.
10.4†	Joint Venture Contract re: Doshier Oil Lease dated October 8, 2009.
10.5†	Venture Agreement re: Texas Oil lease dated January 27, 2011.
10.6†	Employment Agreement between the Company and Javan Khazali dated April 1, 2011.
21†	Subsidiaries of the Registrant.
31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

* Filed herewith

†   Filed as exhibits to Registration Statement on Form 10 filed April 11, 2011, and incorporated herein by reference.

†† Filed as exhibits to Amendment No. 1 to Registration Statement filed June 16, 2011, and incorporated herein by reference.

†††  Filed as exhibits to Amendment No. 2 to Registration Statement filed August 22, 2011, and incorporated herein by reference.