Form 10-Q
period 2013-03-31
New Western Energy Corp
filed 2013-05-14
CIK 1479488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Yes  ☐    No  ☑

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at May 14, 2013 was 68,905,866.

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

 PART I.

Item 1.  Financial Statements.

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS	March 31, 2013 (Unaudited)	December 31, 2012
Current assets
Cash and cash equivalents	$792,967	$5,092
Accounts receivable	11,297	13,339
Prepaid expenses and other assets	70,000	30,000
Total current assets	874,264	48,431

Property and equipment, net	66,545	98,003
Oil and gas properties, net	819,645	865,020
Mineral properties, net	87,183	103,530
Other assets	1,450	1,450
Total Assets	$1,849,087	$1,116,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,633	$25,129
Accrued expenses	39,218	29,069
Notes payable, current portion	275,000	377,500
Convertible note payable, net of discount of $111,035 at March 31, 2013	27,854	—
Embedded conversion option liability	168,245	—
Payable to related party	1,000	42,500
Total current liabilities	520,950	474,198

Notes payable, long term portion	—	22,500

Total Liabilities	520,950	496,698

Commitments and contingencies (Note 9)

Stockholders' Equity
New Western Energy Corporation and Subsidiaries Stockholder's Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 68,655,866 and 68,010,866 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	6,866	6,801
Additional paid in capital	3,615,846	3,375,611
Accumulated deficit	(2,943,329)	(2,762,676)
Total New Western Energy Corporation and Subsidiaries Stockholder's Equity	679,383	619,736
Noncontrolling interest in consolidated subsidiary	648,755	—
Total Stockholders' Equity	1,328,138	619,736
Total Liabilities and Stockholders' Equity	$1,849,087	$1,116,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,
	2013	2012

Revenues	$19,197	$36,479

Expenses
Depreciation, depletion and amortization	21,500	6,441
General and administrative	165,991	118,042
Gain on sale of oil lease	(79,271)	—
Oil and gas production	16,428	14,181
Total expenses	124,648	138,664

Loss from operations	(105,451)	(102,185)

Other income (expenses)
Interest expense	(17,832)	(3,358)
Change in fair value of embedded conversion option liability	(57,815)	—
Interest income	—	450
Total other income (expenses)	(75,647)	(2,908)

Loss from operations before income tax	(181,098)	(105,093)

Provision for income tax	800	800

Net loss applicable to common stock before allocation to non-controlling interest	(181,898)	(105,893)

Net loss applicable to noncontrolling interest in consolidated subsidiary	1,245	—

Net loss applicable to New Western Energy Corporation common stockholders	$(180,653)	$(105,893)

Basic and diluted net loss per share applicable to common stockholders	$(0.00)	$(0.00)

Weighted average number of shares outstanding	68,436,908	65,536,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss applicable to New Western Energy Corporation common shareholders	$(180,653)	$(105,893)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	5,153	6,441
Amortization of debt discount	13,283	—
Amortization of mineral property	16,347	—
Loss applicable to noncontrolling interest	(1,245)	—
Gain on sale of oil and gas property and related equipment	(79,271)	—
Change in fair value of embedded conversion option liability	57,815	—
Changes in operating assets and liabilities:
Accounts receivable	2,042	16,840
Prepaid expenses and other current assets	60,000	(6,577)
Accounts payable	(15,496)	(10,474)
Accrued expenses	10,150	9,317
Accrued officer's compensation	—	30,000
Net cash used in operating activities	(111,875)	(60,346)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(1,013)
Cash proceeds from sale of oil and gas property and related equipment	280,000	—
Cash paid for expenses relating to sale of oil and gas property and related equipment	(104,300)	—
Cash acquired as part of acquisition	—	12,058
Cash paid for acquisition	—	(20,186)
Cash paid for oil lease obligations	—	(60,000)
Purchase and capitalized cost of oils and gas properties, net	(24,750)	—
Net cash provided by (used in) investing activities	150,950	(69,141)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants	158,000	250,200
Cash paid for offering costs	(17,700)	—
Cash received from non-controlling interest	650,000	—
Cash received from convertible promissory note	125,000	—
Cash repayments for notes payable	(125,000)	(39,827)
Proceeds from related party advances	6,000	—
Repayments of related party advances	(47,500)	(50,000)
Net cash provided by financing activities	748,800	160,373

Net decrease in cash and cash equivalents	787,875	30,886

Cash and cash equivalents, beginning of the period	5,092	16,403

Cash and cash equivalents, end of the period	$792,967	$47,289

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$800
Cash paid for interest	$7,500	$858

Supplemental disclosures of non-cash investing and financing activities:
Embedded conversion option liability	$110,430	$—
Debt discount	$13,889	—
Common shares issued to consultant for services	$40,000	$—
Common shares issued to director for services	$60,000	$—
Acquisition of Royal Texan Energy Co. assets, liabilities and equity:
Accounts receivable	$—	$18,054
Property & equipment, net	—	123,849
Investment in oil and gas properties	—	49,252
Goodwill - non-cash portion	—	325,671
Accounts payable	—	(9,439)
Accrued expenses	—	(2,205)
Notes payable	—	(52,087)
Common stock	—	(100)
Additional paid in consideration	—	(199,900)
Pre-acquisition cash advances	—	(163,095)
Note payable to stockholders	—	(55,000)
Pre-acquisition deposits paid	—	(35,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

On January 2, 2012, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan Energy Co. (“RTE”) and RTE became our wholly-owned subsidiary and conducts business as a separate operating company.

On March 18, 2013, the Company closed its 2013 NWE Drilling Program 1 LP (the “Limited Partnership”). The Company became the General Partner and owns 51% of the Limited Partnership. The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas (See Note 3).

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments and business acquisition adjustments, necessary to present fairly the financial position at March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013 and 2012. The balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in consolidated financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s 2012 Annual Report filed with the SEC on Form 10-K on April 8, 2013.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company currently has on ongoing private placement equity offering and has raised $158,000 during the three months ended March 31, 2013 and through the date of this report. At March 31, 2013, the Company had working capital of $353,314, incurred a net loss applicable to New Western Energy Corporation common stockholders of $180,653 during the three months ended March 31, 2013 and used cash in operating activities of $111,875. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries New Western Texas Oil and Gas Corporation, Royal Texan Energy Co. and the Company’s 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP. All intercompany balances and transactions are eliminated in consolidation.

Noncontrolling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly, the Company presents noncontrolling interests as a component of equity on its unaudited condensed consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of marketable securities, valuation of accounts, notes and other receivables, valuation and purchase price allocation of assets acquired and liabilities assumed in business combinations, valuation of beneficial conversion features in convertible debt, valuation of derivatives, valuation of long-lived assets, goodwill and oil, gas and mineral properties, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Derivative Instruments

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending upon the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at March 31, 2013:

		Fair value Measurements at March 31, 2013
	Carrying Value at March 31, 2013 (Unaudited)	(Level 1) (Unaudited)	(Level 2) (Unaudited)	(Level 3) (Unaudited)

Mineral Properties	$87,183	$—	$—	$87,183

Embedded Conversion Option Liability	$168,245	$—	$—	$168,245

The following is a summary of activity of Level 3 assets and liabilities for the period ended March 31, 2013:

Mineral Properties
Balance - December 31, 2012	$103,530
Additions	—
Change in fair value	(16,347)
Balance - March 31, 2013	$87,183

Embedded Conversion Option Liability
Balance - December 31, 2012	$—
Additions	110,430
Change in fair value	57,815
Balance - March 31, 2013	$168,245

Changes in fair value of the embedded conversion liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2013, there were Class C Warrants outstanding for 2,510,666 common shares, Class D Warrants outstanding for 395,000 common shares and a convertible note convertible into 1,543,210 common shares that were excluded from the computations of diluted loss per share since the effect was anti-dilutive. These common stock equivalents may dilute future earnings per share.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3: NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

On March 18, 2013, the Company closed its 2013 NWE Drilling Program 1 LP (the “Limited Partnership”). The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas. The Company became the General Partner and owns 51% of the Limited Partnership. The Limited Partnership closed upon receiving a cash contribution of $650,000 from one non-affiliate shareholder of the Company as the Limited Partner, and the Company’s contribution as the General partner was $6,500 in cash and giving the rights and commitment to the Limited Partnership to drill three oil wells on the Company’s B&W Ranch lease. Pursuant to the terms of the partnership agreement, the Limited Partner will be entitled to receive 70% of the net income and cash available for distributions until such time an amount equal to the Limited Partner’s initial investment plus a 50% return on such initial investment is received by the Limited Partner. Thereafter, net income and cash available for distributions shall be allocated 20% to the Limited Partner and 80% to the General Partner. The Limited Partnership will enter into turnkey drilling agreement with the General Partner, to drill and complete the partnership wells. The turnkey price includes all ordinary costs of drilling, testing and completing the wells. When the wells begin producing, the General Partner, as operator of the wells will be reimbursed at actual cost for all direct expenses incurred on behalf of the Limited Partnership, and will receive a fixed fee of $250 per well per month for supervising, operating and maintaining the wells during production operations. The Limited Partnership recorded a loss of $2,541 for the three months ended March 31, 2013 and the Company allocated $1,245 of the Limited Partnership’s loss to its noncontrolling members in its consolidated financial statements as of March 31, 2013.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the three months ended March 31, 2013:

Balance at December 31, 2012	$—
Contribution by noncontrolling interest member	650,000
Net loss applicable to noncontrolling interest	(1,245)
Balance at March 31, 2013	$648,755

NOTE 4: OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil properties consist of the following:

Name of the property	Type	March 31, 2013 (Unaudited)	December 31, 2012
Glass Lease	Oil	$221,000	$221,000
Phillips Lease	Oil	130,000	130,000
Chautauqua Lease - B&W Ranch	Oil	75,000	75,000
Chautauqua Lease - Charles & Nancy Smith	Oil	24,750	24,750
Chautauqua Lease - Lloyd & Patricia Fields	Oil	14,400	14,400
Chautauqua Lease - Rinck	Oil	24,750	—
Swenson Lease	Oil	—	23,070
McLellan Lease	Oil	—	4,191
Reves Lease	Oil	—	6,555
Terry Heirs	Oil	9,722	9,722
Trice, W. G.	Oil	25,333	25,333
Rogers County, Oklahoma (8) Leases	Oil	420,000	420,000
Uncompleted wells, equipment and facilities		—	36,973
		944,955	990,994
Accumulated depletion		(1,532)	(2,196)
Impairment allowance		(123,778)	(123,778)
		$819,645	$865,020
Impairment allowance is allocated as follows:
Glass Lease		$123,778	$123,778

Changes in the Uncompleted Wells, Equipment and Facilities were as follows:

	For the three months ended March 31,
	2013 (Unaudited)	2012 (Unaudited)
Beginning balance	$36,973	$36,973
Additions	—	—
Sale of leases	(36,973)	—
Reclassification to proved properties	—	—
Costs charged to expense	—	—
Balance at end of the period	$—	$36,973

There were no exploration well costs capitalized for more than one year following the completion of drilling.

The following oil and gas leases were acquired and sold during the three months ended March 31, 2013.

Acquisition of Rinck Oil and Gas Lease, Chautauqua County, Kansas

On March 7, 2013, the Company entered into an Assignment of Rinck Oil and Gas Lease with a third party for an oil and gas property in Kansas named the “Rinck Lease”, whereby the assignor granted the rights to the Company to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The Rinck Lease consists of 553.4 acres of land in Chautauqua County, Kansas. The assignor agreed to transfer 100% of the assignor’s right, title and working interest in the Rinck Lease to the Company for a total consideration of $24,750. The Company’s net revenue interest in the Rinck Lease was calculated at 81.25% subject to the royalty of 18.75% payable to the landowners. The Company has paid the total consideration of $24,750 as of March 31, 2013. The Company has not started any oil and gas exploration on the Rinck Lease as of March 31, 2013.

Sale of Swenson Lease, McLellan Lease and Reves Lease, Jones County, Texas

On February 28, 2013, the Company sold its 100% working interest in 402 acres of oil and gas leases in the Swenson, McLellan and Reves Leases in Jones County, Texas (collectively referred to as these “Leases”), to a third party for a cash payment of $280,000. The Company’s leasehold costs in these Leases amounted to $33,023 and capitalized lease and uncompleted wells equipment, and facilities costs of these Leases were $63,406 as of February 28, 2013. In addition, the Company paid legal fees and commissions of $29,000 to third parties for brokering the sale, and paid $75,300 to Hatchett Energy for its 30% share in these Leases. The Company recorded a gain of $79,271 as a result of sale of these Leases in its consolidated financial statements as of March 31, 2013.

NOTE 5: MINERAL PROPERTIES

The Company’s aggregate capitalized costs related to mineral properties consist of the following:

Unproved Mineral Property
Name of Property	Type	March 31, 2013 (Unaudited)	December 31, 2012
Wellsboro Lease	Gravel	$103,530	$103,530
		103,530	103,530
Less: Accumulated depletion		—	—
		103,530	103,530
Less: Amortization		(16,347)	—
		$87,183	$103,530

The lease term of Wellsboro Lease expires on July 31, 2014. Since there was no production of minerals during the three months ended March 31, 2013 and 2012, no depletion expense relating to mineral properties has been recorded for the three months ended as of March 31, 2013 and 2012. The Company has taken a conservative position to amortize the lease acquisition cost over the remaining term of the lease. The Company recorded an amortization expense of $16,347 and $0, which is included in depreciation, depletion and amortization for the three months ended March 31, 2013 and 2012, respectively. The Company has not started any gravel exploration on Wellsboro Lease as of March 31, 2013.

NOTE 6: NOTES PAYABLE

Notes payable consist of:

	March 31, 2013 (Unaudited)	December 31, 2012
Stockholder note payable, unsecured, bearing interest at 10% per annum, originally due on July 31, 2012 and extended to July 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	$50,000	$50,000
Stockholder note payable, unsecured, bearing interest at 10% per annum, due on January 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	—	50,000
Note payable to a third party, unsecured, bearing interest at 5% per annum, due on February 1, 2014, is subordinated in right of payment to the prior payment in full of all future bank rediscount line of credit or loan	225,000	270,000
Note payable to a third party, unsecured, bearing interest at 0% per annum, due on January 7, 2013	—	30,000
	275,000	400,000
Notes payable - Current Portion	(275,000)	(377,500)
Notes payable - Long-term Portion	$—	$22,500

On January 7, 2013, the Company paid $30,000 due on the promissory note payable to a third party. On February 28, 2013, the Company paid $57,500 to the shareholder in full settlement of the promissory note and accrued interest as due on January 31, 2013. The Company recorded an interest expense of $4,549 and $3,358 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 7: CONVERTIBLE NOTE PAYABLE

Convertible note payable consists of:

	March 31, 2013 (Unaudited)	December 31, 2012
Note payable to a third party, bearing one-time interest of 12%, one year term, due on February 15, 2014	$138,889	$—

Convertible note payable	138,889	—
Less: debt discount	(111,035)	—
Convertible note payable, net	$27,854	$—

On February 20, 2013, the Company received $125,000 from a third party against a $500,000 Convertible Promissory Note (the “Note”) executed on February 15, 2013. The total consideration receivable against the Note was $450,000, with the Note bearing $50,000 original issue discount (OID). The Company may repay the Note at any time on or before 90 days from the delivery of the first payment of consideration by the lender (herein referred to as “Effective Date”), after which the Company may not make further payments on the Note prior to the maturity date of February 15, 2014 without written approval from the lender. If the Company repays the Note on or before 90 days from the Effective Date, the interest rate shall be 0%. If the Company does not repay the Note on or before 90 days from the Effective date, a one-time interest charge of 12% shall be applied to the principal sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The lender has the right at any time after the Effective Date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lessor of $0.40 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

In connection with the issuance of the Note, the Company recorded a loan discount related to the OID in the amount of $13,888 which will be amortized to interest expense over the life of the Note. In accordance with ASC 470, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $110,430 which will be amortized to interest expense over the life of the convertible notes. For the three months ended March 31, 2013, the Company has recognized interest expense of $1,484, related to the amortization of the OID and $11,799 related to the amortization of the beneficial conversion feature discount.

NOTE 8: RELATED PARTY TRANSACTIONS AND BALANCES

Payable to Related party

At March 31, 2013 and December 31, 2012, advances, net of repayments, made to the Company by the Chief Executive Officer (“Officer”) for its working capital requirements amounted to $1,000 and $42,500, respectively. Amounts due to the Officer are unsecured, non-interest bearing and due on demand without specific repayment terms. In addition, compensation paid to the Officer for the three months ended March 31, 2013 pursuant to the terms of an employment agreement amounted to $30,000.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. As of March 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 10: STOCKHOLDERS' EQUITY

The Company’s capitalization at March 31, 2013 was 100,000,000 authorized common shares and 5,000,000 authorized preferred shares, both with a par value of $0.0001 per share.

Common Stock and Warrants

From January 1, 2013 to March 31, 2013, the Company sold 395,000 Units, pursuant to a November 8, 2012 Private Placement Equity Offering (“PPM”), for cash proceeds of $158,000 or $0.40 per Unit, each Unit consisting of one share of common stock and one redeemable Class D Warrant to purchase one share of common stock at an exercise price of $1.25 per share. Such warrants expire on December 31, 2014. The Class D warrants are redeemable by the Company at a redemption price of $0.05 per warrant upon at least 30 days' prior written notice, commencing on six months from the date of this PPM, if the average of the closing bid price of the common stock exceeds $2.50 per share for 20 consecutive business days ending within 3 days of the date on which notice of redemption is given.

On January 11, 2013, the Company issued 150,000 shares of its common stock as compensation to its non-executive director for services to be rendered for the nine months ending September 30, 2013. In addition, the Company issued 100,000 shares of its common stock to a consultant as prepaid consulting fees for services for the year ending December 31, 2013. The common shares issued are valued at $0.40 per share fair value or $100,000 based upon contemporaneous cash sales of shares by the Company. As a result of these issuances of common shares, the Company recorded the $100,000 as a prepaid expense and amortized to stock compensation expense $20,000 and consulting fees expense $10,000 for the three months ended March 31, 2013 with $70,000 remaining as prepaid as of March 31, 2013. The Company will recognize the stock compensation expense and consulting fees expense as the services are rendered to the Company.

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

As a result of all stock, options and warrant issuances as of March 31, 2013, the Company had 68,655,866 shares of common stock issued and outstanding, 2,510,666 Class C Warrants outstanding for conversion into common stock, and 395,000 Class D Warrants for conversion into common stock.

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula (Note 7). The embedded conversion features of the convertible note is bifurcated and recorded as a debt discount and liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method.

The Company calculated the estimated fair values of the liabilities for embedded conversion feature at February 20, 2013 and March 31, 2013 with the Black-Scholes option pricing model using the closing price of the Company’s common stock of $0.15 and the ranges for volatility, expected term and risk free interest indicated in the table below. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months ended March 31, 2013 of $57,815 which was included in other expense (See Note 2 Fair Value Measurements).

Embedded Conversion Options

Black-Scholes Model Inputs
During three months ended March 31, 2013

Volatility	159.43% - 193.77%
Expected term	0.89 year - 1 year
Risk free interest rate	0.17%

NOTE 12: CONCENTRATIONS

Concentration of Operators

As of March 31, 2013, the Company uses two operators for the leased properties for which the Company has current activities. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of March 31, 2013.

Concentration of Customer

The Company sells its oil product to one customer.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2013. The Company’s bank balances exceeded FDIC insured amounts as of March 31, 2013.

NOTE 13: SUBSEQUENT EVENTS

On April 15, 2013, the Company entered into a Marketing and Consulting Agreement (“Agreement”) with a consultant to provide shareholders information, public relations and corporate communication services. The term of the Agreement is for six months starting April 1, 2013. The Company agreed to issue to the consultant 250,000 shares of common stock valued at $35,000 and cash compensation of $3,000 per month. The common shares were valued at $0.14 per share fair value on the effective date of Agreement. On May 7, 2013, the Company issued 250,000 shares to the consultant.

On May 3, 2013, the Company’s wholly-owned subsidiary New Western Texas Oil and Gas Corporation amended its Articles of Incorporation and changed its name to New Western Gas Corporation.

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

Overview

We are an oil and gas and mineral exploration and production company with current projects located in Kansa, Oklahoma and Texas. Our principal business is in the acquisition, exploration and development of, and production from oil, gas and mineral properties. We have a limited operating history with nominal revenues. On December 1, 2010, we formed an entity named New Western Texas Oil and Gas Corporation (“New Western Texas”) incorporated in the State of Nevada, as our wholly-owned subsidiary. New Western Texas started its operations in January 2011. On January 2, 2012, we acquired 100% of the issued and outstanding capital stock of Royal Texas Energy Co. (“RTE”), a Texas corporation. RTE’s principal business operations are acquisitions, exploration and development of, and production from oil and gas properties located in Texas. We acquired RTE primarily due to its lease ownership interests in oil and gas properties and the Company’s requirement to have an operator for exploration and production of oil and gas in Texas. On March 18, 2013, we formed 2013 NWE Drilling Program 1 LP, a California Limited Partnership (the “Limited Partnership”). We became the General Partner and own 51% of the Limited Partnership. A shareholder of the Company became the limited partner holding 49% of the Limited Partnership. The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas.

We were incorporated in the State of Nevada on September 25, 2008. Our principal executive offices are located at 20 Truman, Suite 204, Irvine, California 92620. Our telephone and fax numbers are (949) 435-0977 and (949) 861-3123, respectively.

Our Current Business

Our principal business strategy is to build our business through the acquisition of producing oil and natural gas wells, interests and leases. We plan to ultimately engage in the acquisition and exploration of oil and gas properties and to exploit oil and gas reserves we discover that demonstrate economic feasibility. We plan to explore new oil and natural gas wells and continue on recovery from stripper wells. A “stripper well” or “marginal well” is an oil well that is nearing the end of its economical life. Oil wells are generally classified as stripper wells when they produce ten barrels per day or less for any twelve month period. We plan to acquire working interests in oil and natural gas production companies in the United States that are located in oil and gas producing areas. We believe that there are opportunities in these areas for the development of additional oil and gas reserves. Such new reserves might come from the development of existing but as yet undeveloped reserves as well as from future success in exploration. We seek to add proved reserves and increase production through the use of advanced technologies, including detailed reservoir engineering analysis, drilling development wells utilizing sophisticated techniques and selectively recompleting existing wells. We also focus on reducing the operating costs associated with our properties. We believe that the properties we have acquired have significant potential and in certain cases have not been actively developed in the past.

Results of Operations

Our consolidated results of operations for the three months ended March 31, 2013 included the operation of the Company and our wholly-owned subsidiaries New Western Texas Oil and Gas Corporation and Royal Texan Energy Co., and our 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP. Our results of operations for the three months ended March 31, 2012 included the operations of the Company and our wholly-owned subsidiaries New Western Texas Oil and Gas Corporation and Royal Texan Energy Co.

We reported a net loss of $180,653 for the three months ended March 31, 2013, compared to a net loss of $105,893 for the same period ended March 31, 2012. The increase in loss was principally attributable to an increase in (i) general and administrative expenses relating to payroll costs, legal, professional and consulting fees, (ii) change in the fair value of embedded conversion option liability of convertible promissory note, (iii) oil and gas production costs, and (iv) depreciation and depletion costs incurred by the Company.

Revenues

Revenues for the three months ended March 31, 2013 were $19,197 compared to $36,479 for the same comparable periods in 2012. Revenues decreased by $17,282 for the three months period ended March 31, 2013 primarily due to the sale of Swenson lease in February 2013, and reduced output of oil extraction from Trice and Terry Heirs leases in the comparable periods.

Operating Expenses

General and administrative expenses (G&A) for the three months ended March 31, 2013 were $165,991 compared to $118,042 for the same comparable period in 2012. G&A expenses increased by $47,949 or 41% for the three months period ended March 31, 2013, primarily due to increase in accounting and consulting fees, increase in payroll costs, increase in legal and professional fees, and increase in travel and other administrative expenses to manage and expand operations.

Depreciation, depletion and amortization expense for the three months ended March 31, 2013 was $21,500 compared to $6,441 for the same period in 2012. Depreciation and depletion expense remained primarily the same for the comparable periods. We recorded amortization expense of $16,347 for the three months ended March 31, 2013 because we took a conservation position to amortize the lease acquisition costs of unproved mineral properties over the remaining term of the lease.

On February 28, 2013, we sold 100% of our working interest in 402 acres of oil and gas leases in the Swenson, McLellan and Reves leases to a third party for a cash payment of $280,000. We recorded a gain of $79,271 as a result of the sale of these leases during the three months ended March 31, 2013.

Interest expense for the three months ended March 31, 2013 was $17,832 compared to $3,358 for the same comparable periods in 2012. Interest expense increased by $14,474 as a result of (i) interest on two promissory notes executed by us for our working capital needs, (ii) interest expense of $1,484 related to the amortization of the original issue discount, and (iii) interest expense of $11,799 related to the amortization of the debt discount due to embedded derivative on convertible note.

The convertible note issued by us on February 15, 2013 qualifies for derivative accounting treatment due to the variable conversion formula. As a result, we recorded a change in the fair value of the liabilities for the embedded conversion option derivative instrument for the three months ended March 31, 2013 of $57,815, which was included in other expenses as of March 31, 2013.

Our 51% owned subsidiary 2013 NWE Drilling Program 1 LP recorded a loss of $2,541 for the three months ended March 31, 2013. We allocated $1,245 of the limited partnership’s loss to its noncontrolling member in our consolidated financial statements as of March 31, 2013. As a result, the noncontrolling interest of the limited partner was reduced to $648,755 at March 31, 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $792,967 at March 31, 2013 compared to $5,092 at December 31, 2012. As shown in the accompanying consolidated financial statements, we recorded a loss applicable to New Western Energy Corporation common stockholders of $180,653 for the three months ended March 31, 2013 compared to a loss of $105,893 for the same comparable period in 2012. Net cash used in operating activities for the three months ended March 31, 2013 was $111,875. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern.

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

We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 was $111,875 which resulted primarily from our net loss of $180,653, change in fair value of embedded conversion option liability of $57,815, gain on sale of Swenson lease and related equipment of $79,271, amortization of debt discount of $13,283, amortization expense of $16,347, decrease in accounts receivable of $2,042, decrease in prepaid expenses and other current assets of $60,000, decrease in accounts payable of $15,496, and increase in accrued expenses of $10,150.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2013 was $150,950 primarily due to the cash received from sale of Swenson, McLellan and Reves leases (“Leases”) of $280,000, cash paid for selling costs associated with the sale of Leases amounting to $104,300, and cash paid for acquisition of Rinck lease of $24,750.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 was $748,800. Proceeds from the sale of common stock and warrants were $158,000, cash paid for offering costs was $17,700, cash received from noncontrolling shareholder of 2013 NWE Drilling Program 1 LP was $650,000, Cash received from executing a convertible promissory note was $125,000, cash payments of notes payable was $125,000, cash advances of $6,000 received from a related party for working capital requirements, and cash repayment of advances received from a related party were $47,500.

As a result of the above activities, we experienced a net increase in cash of $787,875 for the three months ended March 31, 2013. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Off-balance Sheet Arrangements

Since our inception through March 31, 2013, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEW WESTERN ENERGY CORPORATION

Date: May 14, 2013	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

Date: May 14, 2013	/s/ Haris Baha
Haris Baha, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002