Form 10-Q/A
period 2013-03-31
New Western Energy Corp
filed 2013-05-15
CIK 1479488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

NEW WESTERN ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	7929	26-3640580
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

20 TRUMAN, SUITE 204, IRVINE, CALIFORNIA 92620
(Address of Principal Executive Offices) (Zip Code)

(949) 435-0977
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The total number of Common Stock, $0.0001 par value, of the registrant outstanding at May 14, 2013 was 68,905,866.

ITEMS AMENDED HEREBY

As used in this amended report, “New Western Energy Corporation” and the “Company” or “Us” or “We” or “Our” refer to New Western Energy Corporation, a Nevada corporation, unless the context otherwise requires.

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the Quarterly Period Ended March 31, 2013 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2013, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on May 14, 2013 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q.

This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after May 14, 2013) or modify or update in any way those disclosures that may be affected by subsequent events.

Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

(i)

NEW WESTERN ENERGY CORPORATION

FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2013

INDEX

			Page
PART II	OTHER INFORMATION

	Item 6	Exhibits	1

SIGNATURES			2

INDEX OF EXHIBITS			3

(ii)

PART II — OTHER INFORMATION

Item 6. Exhibits.

See Index of Exhibits on Page 3.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2013	New Western Energy Corporation
By: /s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

2

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	13a-14(a) Certification of Chief Executive Officer (1)
31.2	13a-14(a) Certification of Chief Financial Officer (1)
32.1	Section 1350 Certification of Chief Executive Officer (1)

101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1) These exhibits were previously included in the Registrant’s Form 10-Q for the Quarterly Period ended March 31, 2013, filed with the SEC on May 14, 2013.
(2) Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3