Form 10-Q
period 2013-06-30
New Western Energy Corp
filed 2013-08-14
CIK 1479488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

1140 Spectrum, Irvine, CA 92618

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

Yes  ☐    No  ☑

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at August 14, 2013 was 68,905,866.

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

 PART I.

Item 1.  Financial Statements.

New Western Energy Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$212,162	$5,092
Accounts receivable	13,052	13,339
Inventory	29,938	—
Prepaid expenses and other assets	90,833	30,000
Total current assets	345,985	48,431

Property and equipment, net	235,592	98,003
Oil and gas properties, net	907,959	865,020
Mineral properties, net	70,836	103,530
Other assets	1,930	1,450
Total Assets	$1,562,302	$1,116,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,135	$25,129
Accrued expenses	40,994	29,069
Notes payable, current portion	627,500	377,500
Convertible note payable, net of discount of $77,626 at June 30, 2013	5,707	—
Embedded conversion option liability	96,688	—
Payable to related party	—	42,500
Total current liabilities	773,024	474,198

Notes payable, long term portion	—	22,500

Total Liabilities	773,024	496,698

Commitments and contingencies (Note 9)

Stockholders' Equity
New Western Energy Corporation and Subsidiaries Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 69,005,866 and 68,010,866 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6,901	6,801
Additional paid in capital	3,885,879	3,375,611
Accumulated deficit	(3,657,155)	(2,762,676)
Total New Western Energy Corporation and Subsidiaries Stockholders' Equity	235,625	619,736
Noncontrolling interest in consolidated subsidiary	553,653	—
Total Stockholders' Equity	789,278	619,736
Total Liabilities and Stockholders' Equity	$1,562,302	$1,116,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$11,797	$15,166	$30,994	$51,645

Expenses
Depreciation, depletion and amortization	26,766	6,077	48,266	12,518
General and administrative	287,891	103,890	453,882	221,931
Loss (Gain) on sale of oil leases	1,677	—	(77,594)	—
Oil and gas production	313,416	12,857	329,844	27,038
Total expenses	629,750	122,824	754,398	261,487

Loss from operations	(617,953)	(107,658)	(723,404)	(209,842)

Other income (expenses)
Interest expense	(124,465)	(3,210)	(142,297)	(6,568)
Change in fair value of embedded conversion option liability	(66,510)	—	(124,325)	—
Interest income	—	450	—	900
Total other income (expenses)	(190,975)	(2,760)	(266,622)	(5,668)

Loss from operations before income tax	(808,928)	(110,418)	(990,026)	(215,510)

Provision for income tax	—	—	800	800

Net loss applicable to common stockholders before allocation to noncontrolling interest	(808,928)	(110,418)	(990,826)	(216,310)

Net loss applicable to noncontrolling interest in consolidated subsidiary	95,102	—	96,347	—

Net loss applicable to New Western Energy Corporation common stockholders	$(713,826)	$(110,418)	$(894,479)	$(216,310)

Basic and diluted net loss per share applicable to common stockholders	(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	68,824,547	66,512,075	68,631,798	66,024,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss applicable to New Western Energy Corporation common shareholders	$(894,479)	$(216,310)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	15,573	12,518
Amortization of debt discount	130,026	—
Amortization of mineral property	32,694	—
Loss applicable to noncontrolling interest	(96,347)	—
Gain on sale of oil and gas property and related equipment	(77,594)	—
Change in fair value of embedded conversion option liability	124,325	—
Changes in operating assets and liabilities:
Accounts receivable	287	27,595
Inventory	(29,938)	—
Prepaid expenses and other current assets	96,167	(7,027)
Other asset	(480)	—
Accounts payable	(22,994)	(20,000)
Accrued expenses	11,925	11,315
Accrued officer's compensation	—	60,000
Net cash used in operating activities	(710,835)	(131,909)

Cash Flows From Investing Activities:
Purchase of property and equipment	(152,868)	(1,013)
Cash proceeds from sale of oil and gas property and related equipment	410,000	—
Cash paid for expenses relating to sale of oil and gas property and related equipment	(99,680)	—
Cash acquired as part of acquisition	—	12,058
Cash paid for acquisition	—	(20,186)
Cash paid for oil lease obligations	—	(60,000)
Purchase and capitalized cost of oils and gas properties, net	(155,958)	(24,750)
Net cash provided by (used in) investing activities	1,494	(93,891)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants	158,000	499,200
Cash paid for offering costs	(17,700)	—
Cash received from noncontrolling interest	650,000	—
Cash received from promissory notes	500,000	—
Cash repayments for notes payable	(331,389)	(76,577)
Proceeds from related party advances	6,000	—
Repayments of related party advances	(48,500)	(118,000)
Net cash provided by financing activities	916,411	304,623

Net increase in cash and cash equivalents	207,070	78,823

Cash and cash equivalents, beginning of the period	5,092	16,403

Cash and cash equivalents, end of the period	$212,162	$95,226

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$800
Cash paid for interest	$21,389	$1,568

Supplemental disclosures of non-cash investing and financing activities:
Embedded conversion option liability	$(185,430)	$—
Debt discount	$22,222	$—
Reclassification of derivative liability to equity	$213,068	$—
Promissory notes issued for lease purchases	$120,000	$—
Common shares issued to consultant as prepaid for services	$97,000	$—
Common shares issued to director as prepaid for services	$60,000	$—
Acquisition of Royal Texan Energy Co. assets, liabilities and equity:
Accounts receivable	$—	$18,054
Property & equipment, net	—	123,849
Investment in oil and gas properties	—	49,252
Goodwill - non-cash portion	—	325,671
Accounts payable	—	(9,439)
Accrued expenses	—	(2,205)
Notes payable	—	(52,087)
Common stock	—	(100)
Additional paid in consideration	—	(199,900)
Pre-acquisition cash advances	—	(163,095)
Note payable to stockholders	—	(55,000)
Pre-acquisition deposits paid	—	(35,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

New Western Energy Corporation (the “Company”) was incorporated in the State of Nevada on September 25, 2008. The Company’s principal business is the acquisition, exploration and development of, and production from oil, gas and mineral properties located in the United States.

On December 1, 2010, the Company formed an entity named New Western Texas Oil and Gas Corporation incorporated in the State of Nevada, as its wholly-owned subsidiary. New Western Texas Oil and Gas Corporation started its operations in January 2011. On May 3, 2013, New Western Texas Oil and Gas Corporation amended its Articles of Incorporation and changed its name to New Western Gas Corporation.

On January 2, 2012, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan Energy Co. (“RTE”) and RTE became our wholly-owned subsidiary and conducts business as a separate operating company.

On March 18, 2013, the Company formed an entity named 2013 NWE Drilling Program 1 LP (the “Limited Partnership”). The Company became the General Partner and owns 51% of the Limited Partnership. The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas (See Note 3).

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments and business acquisition adjustments, necessary to present fairly the financial position at June 30, 2013, and the results of operations and cash flows for the three months and six months ended June 30, 2013 and 2012. The balance sheet as of December 31, 2012 is derived from the Company’s audited consolidated financial statements.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company currently has on ongoing private placement equity offering and has raised $158,000 during the six months ended June 30, 2013 and through the date of this report. At June 30, 2013, the Company had working capital deficit of $427,039, incurred a net loss applicable to New Western Energy Corporation common stockholders of $894,479 during the six months ended June 30, 2013 and used cash in operating activities of $710,835. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries New Western Gas Corporation and Royal Texan Energy Co. and the Company’s 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP. All intercompany balances and transactions are eliminated in consolidation.

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at June 30, 2013:

	Carrying Value at	Fair Value Measurements at June 30, 2013
	June 30, 2013 (Unaudited)	(Level 1) (Unaudited)	(Level 2) (Unaudited)	(Level 3) (Unaudited)

Mineral Properties	$70,836	$—	$—	$70,836

Embedded Conversion Option Liability	$96,688	$—	$—	$96,688

The following is a summary of activity of Level 3 assets and liabilities for the period ended June 30, 2013:

Mineral Properties
Balance - December 31, 2012	$103,530
Additions	—
Change in fair value	(32,694)
Balance - June 30, 2013	$70,836

Embedded Conversion Option Liability
Balance - December 31, 2012	$—
Additions	228,019
Change in fair value	81,736
Reclassification to equity	(213,067)
Balance - June 30, 2013	$96,688

Changes in fair value of the embedded conversion liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

Revenue Recognition

The Company sells crude oil and minerals under short-term agreements at prevailing market prices. Revenue, which is the Company's net revenue interest in the leased property, is recognized at the point of sale, when the crude oil and minerals are extracted from our storage units by the customer. This is at the point where the customer has taken title and has assumed the risks and rewards of ownership, the sales price is fixed or determinable and collectability is reasonably assured.

For sale of gas, the Company records revenue based on an estimate of the volumes delivered at the agreed-upon price and then adjusts revenue in subsequent periods based upon the data received from the purchaser that reflects actual volumes received. Generally, proceeds from gas production are received from one to three months after the actual delivery has occurred. Thus, it is usually necessary to estimate gas revenue based on prior months’ production volumes and current lease operating data, such as meter readings, in order to prepare financial statements on a timely basis.

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2013, there were Class C Warrants outstanding for 2,510,666 common shares, Class D Warrants outstanding for 395,000 common shares, 1,200,000 stock options outstanding awarded to employees and consultants, and a promissory note convertible into 726,216 common shares that were excluded from the computations of diluted loss per share since the effect was anti-dilutive. These common stock equivalents may dilute future earnings per share.

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

NOTE 3: NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

On March 18, 2013, the Company formed a new entity 2013 NWE Drilling Program 1 LP (the “Limited Partnership”). The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas. The Company became the General Partner and owns 51% of the Limited Partnership. The Limited Partnership closed upon receiving a cash contribution of $650,000 from one non-affiliate shareholder of the Company as the Limited Partner, and the Company’s contribution as the General Partner was $6,500 in cash and giving the rights and commitment to the Limited Partnership to drill three oil wells on the Company’s B&W Ranch lease. Pursuant to the terms of the partnership agreement, the Limited Partner will be entitled to receive 70% of the net income and cash available for distributions until such time an amount equal to the Limited Partner’s initial investment plus a 50% return on such initial investment is received by the Limited Partner. Thereafter, net income and cash available for distributions shall be allocated 20% to the Limited Partner and 80% to the General Partner. The Limited Partnership will enter into turnkey drilling agreement with the managing General Partner, to drill and complete the partnership wells. The turnkey price includes all ordinary costs of drilling, testing and completing the wells. When the wells begin producing, the General Partner, as operator of the wells will be reimbursed at actual cost for all direct expenses incurred on behalf of the Limited Partnership, and will receive a fixed fee of $250 per well per month for supervising, operating and maintaining the wells during production operations. The Limited Partnership recorded a loss of $95,102 and $96,347 for the three months and six months ended June 30, 2013, and the Company allocated the Limited Partnership’s loss to its noncontrolling members in its consolidated financial statements as of June 30, 2013.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the six months ended June 30, 2013:

Balance at December 31, 2012	$—
Contribution by noncontrolling interest member	650,000
Net loss applicable to noncontrolling interest	(96,347)
Balance at June 30, 2013	$553,653

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 4: OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil properties consist of the following:

Name of the Property	Type	June 30, 2013 (Unaudited)	December 31, 2012
Rogers County, OK - Glass Lease	Oil	$221,000	$221,000
Rogers County, OK - Phillips Lease	Oil	130,000	130,000
Rogers County, OK (8) Leases	Oil	281,100	420,000
Chautauqua County, KS - B&W Ranch Lease	Oil	75,000	75,000
Chautauqua County, KS - Charles & Nancy Smith Lease	Oil	24,750	24,750
Chautauqua County, KS - Lloyd & Patricia Fields Lease	Oil	14,400	14,400
Chautauqua County, KS – Rinck Lease	Oil	24,750	—
Wilson County, KS – Fredonia Prospects	Oil	251,208	—
Jones County, TX - Swenson Lease	Oil	—	23,070
Jones County, TX - McLellan Lease	Oil	—	4,191
Jones County, TX - Reves Lease	Oil	—	6,555
Shackelford County, TX - Terry Heirs	Oil	9,722	9,722
Shackelford County, TX - Trice, W. G.	Oil	—	25,333
Uncompleted wells, equipment and facilities		—	36,973
		1,031,930	990,994
Accumulated depletion		(193)	(2,196)
Impairment allowance		(123,778)	(123,778)
		$907,959	$865,020
Impairment allowance is allocated as follows:
Glass Lease		$123,778	$123,778

Changes in the Uncompleted Wells, Equipment and Facilities were as follows:

	For the six months ended June 30,
	2013 (Unaudited)	2012 (Unaudited)
Beginning balance	$36,973	$36,973
Additions	—	—
Sale of leases	(36,973)	—
Reclassification to proved properties	—	—
Costs charged to expense	—	—
Balance at end of the period	$—	$36,973

There were no exploration well costs capitalized for more than one year following the completion of drilling.

The following oil and gas leases were acquired and sold during the six months ended June 30, 2013.

Acquisition of Rinck Oil and Gas Lease, Chautauqua County, Kansas

On March 7, 2013, the Company entered into an Assignment of Rinck Oil and Gas Lease with a third party to acquire an oil and gas property in Kansas named the “Rinck Lease”, whereby the assignor granted the rights to the Company to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The Rinck Lease consists of 553.4 acres of land in Chautauqua County, Kansas. The assignor agreed to transfer 100% of the assignor’s right, title and working interest in the Rinck Lease to the Company for a total consideration of $24,750. The Company’s net revenue interest in the Rinck Lease was calculated at 81.25% subject to the royalty of 18.75% payable to the landowners. The Company has paid the total consideration of $24,750 as of March 31, 2013. The Company has not started any oil and gas exploration on the Rinck Lease as of June 30, 2013.

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

Acquisition of Farwell Lease, Puckett Lease and Farwell/Eagle Lease, Wilson County, Kansas

On June 1, 2013, the Company entered into a Lease Purchase Agreement (“Agreement”) with two third parties to acquire all of their oil and gas lease interests in Farwell Lease consisting of 636 acres, Puckett Lease consisting of 240 acres, and Farwell/Eagle Lease including lease amendment consisting of 178 acres, for a total purchase consideration of $325,000. The purchase price was agreed to be paid to the third parties in the form of $205,000 cash and the balance in the form of two promissory notes bearing 5% annual interest and payable in four (4) monthly installments commencing on July 15, 2013. The third parties assigned to the Company a one hundred percent (100%) working interest (85% net revenue interest) in and to the assets and oil and gas lease of the Farwell Lease and Farwell/Eagle Lease, and a one hundred percent (100%) working interest (87.5% net revenue interest) in and to the assets and oil and gas lease of the Puckett Lease. The Company has paid $205,000 cash to the third parties for conveying their oil and gas interests in these leases as of June 30, 2013. The Company has recorded $11,798 in revenues from sale of gas on these leases as of June 30, 2013.

Sale of Swenson Lease, McLellan Lease and Reves Lease, Jones County, Texas

On February 28, 2013, the Company sold its 100% working interest in 402 acres of oil and gas leases in the Swenson, McLellan and Reves Leases in Jones County, Texas (collectively referred to as these “Leases”), to a third party for a cash payment of $280,000. The Company’s leasehold costs in these Leases amounted to $33,023 and capitalized lease and uncompleted wells equipment, and facilities costs of these Leases were $63,406 as of February 28, 2013. In addition, the Company paid legal fees and commissions of $29,000 to third parties for brokering the sale, incurred lease operating expenses of $13,847to get the Swenson Lease saleable, and paid $75,300 to Hatchett Energy for its 30% share in these Leases. The Company recorded a gain of $65,424 as a result of sale of these Leases in its consolidated financial statements as of June 30, 2013.

Sale of Mrs. W. G. Trice, Trice and Methodist Home and Trice Methodist “400” Lease, Shackelford County, Texas (“Trice Lease”)

On June 11, 2013, the Company sold its 100% working interest in oil and gas leases in Trice Lease to a third party for a cash payment of $130,000. The Company’s net investment leasehold costs in Trice Lease as of date of sale amounted to $23,828 and capitalized lease and well equipment cost net of accumulated depreciation was $45,833. The Company paid $13,000 in fees and commissions to a third party for brokering the sale, paid $35,100 to Hatchett Energy for its 30% share of profits in Trice Lease, and paid $68 in lease operating expenses as of the date of sale. The Company recorded a gain of $12,170 as a result of sale of Trice Lease in its consolidated financial statements as of June 30, 2013.

NOTE 5: MINERAL PROPERTIES

The Company’s aggregate capitalized costs related to mineral properties consist of the following:

Unproved Mineral Property
Name of Property	Type	June 30, 2013 (Unaudited)	December 31, 2012

Wellsboro Lease	Gravel	$103,530	$103,530
		103,530	103,530
Less: Accumulated depletion		—	—
		103,530	103,530
Less: Amortization		(32,694)	—
		$70,836	$103,530

The lease term of Wellsboro Lease expires on July 31, 2014. Since there was no production of minerals during the three months and six months ended June 30, 2013 and 2012, no depletion expense relating to mineral properties has been recorded for the three months and six months ended as of June 30, 2013 and 2012. The Company has taken a conservative position to amortize the lease acquisition cost over the remaining term of the lease. The Company recorded an amortization expense of $16,347 and $32,694 for the three months and six months ended June 30, 2013 compared to $0 and $0 for the same comparable periods in 2012, which is included in depreciation, depletion and amortization expenses in the consolidated financial statements. The Company has not started any gravel exploration on Wellsboro Lease as of June 30, 2013.

 New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6: NOTES PAYABLE

Notes payable consist of:

	June 30, 2013 (Unaudited)	December 31, 2012
Stockholder note payable of principal amount $50,000, unsecured, bearing interest at 10% per annum, originally due on July 31, 2012 and extended to July 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	$50,000	$50,000
Stockholder note payable of principal amount $50,000, unsecured, bearing interest at 10% per annum, due on January 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	—	50,000
Stockholder note payable of principal amount $300,000, unsecured, bearing interest at 10% per annum, due on December 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount line of credit or loan	300,000	—
Note payable to a third party of principal amount $270,000, unsecured, bearing interest at 5% per annum, due on February 1, 2014, is subordinated in right of payment to the prior payment in full of all future bank rediscount line of credit or loan	157,500	270,000
Note payable to a related party of principal amount $15,000, unsecured, bearing interest at 5% per annum, payable in four (4) equal installments commencing on July 15, 2013, due on October 15, 2013	15,000	—
Note payable to a third party of principal amount $105,000, unsecured, bearing interest at 5% per annum, payable in four (4) equal installments commencing on July 15, 2013, due on October 15, 2013	105,000	—
Note payable to a third party of principal amount $30,000, unsecured, bearing interest at 0% per annum, due on January 7, 2013	—	30,000
Total Notes payable	627,500	400,000
Notes payable - Current Portion	(627,500)	(377,500)
Notes payable - Long-term Portion	$—	$22,500

On January 7, 2013, the Company paid $30,000 due on the promissory note payable to a third party. On February 28, 2013, the Company paid $57,500 to the shareholder in full settlement of the promissory note and accrued interest as due on January 31, 2013. The Company paid $112,500 to a third party due on the $270,000 promissory note during the six months ended June 30, 2013. The Company is not in default of any it’s notes as of June 30, 2013. The Company recorded an interest expense of $13,922 and $18,471 for the three months and six months ended June 30, 2013 compared to $3,210 and $6,568 for the comparable periods in 2012, respectively.

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 7: CONVERTIBLE NOTE PAYABLE

Convertible note payable consists of:	June 30, 2013 (Unaudited)	December 31, 2012
Note payable to a third party, bearing one-time interest of 12%, one year term, due on June 5, 2014	$83,333	$—

Convertible note payable	83,333	—
Less: debt discount	(77,626)	—
Convertible note payable, net	$5,707	$—

On February 20, 2013, the Company received $125,000 from a third party against a $500,000 Convertible Promissory Note (the “Note 1”) executed on February 15, 2013. The total consideration receivable against the Note 1 was $450,000, with the Note bearing $50,000 original issue discount (OID). The Company may repay the Note 1 at any time on or before 90 days from the delivery of the first payment of consideration by the lender (herein referred to as “Effective Date”), after which the Company may not make further payments on the Note 1 prior to the maturity date of February 15, 2014 without written approval from the lender. If the Company repays the Note 1 on or before 90 days from the Effective Date, the interest rate shall be 0%. If the Company does not repay the Note 1 on or before 90 days from the Effective date, a one-time interest charge of 12% shall be applied to the principal sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The lender has the right at any time after the Effective Date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lessor of $0.40 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

In connection with the issuance of the Note 1, the Company recorded a loan discount related to the OID in the amount of $13,888 which will be amortized to interest expense over the life of the Note 1. In accordance with ASC 470, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $110,430 which will be amortized to interest expense over the life of the convertible notes. On May 17, 2013, the Company paid in full $138,888 of the principal sum plus OID due on Note 1. For the three months and six months ended June 30, 2013, the Company has recognized interest expense of $12,405 and $13,888 related to the amortization of the OID and $98,630 and $110,429 related to the amortization of the beneficial conversion feature discount as it related to this Note 1.

On June 5, 2013, the Company received $75,000 (the “Draw”) from a third party against a $500,000 Convertible Promissory Note (the “Note 2”) executed on June 4, 2013. The total consideration receivable against the Note 2 was $450,000, with the Note 2 bearing $50,000 original issue discount (OID). A one-time interest charge of 12% shall be applied to the principal sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The maturity date is one year from the effective date of each payment and is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lessor of $0.22 or 67.5% of the lowest trade price in the 25 trading days previous to the conversion. Total debt outstanding at June 30, 2013 pursuant to the convertible note payable resulted in potential conversion of debt into 726,216 common shares of common stock.

In connection with the issuance of the Note 2, the Company recorded a loan discount related to the OID in the amount of $8,333 which will be amortized to interest expense over the term of the Draw. In accordance with ASC 470, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $117,591 which will be amortized to interest expense over the term of the Draw. For the three months and six months ended June 30, 2013, the Company has recognized interest expense of $571 and $571 related to the amortization of the OID and $5,137 and $5,137 related to the amortization of the beneficial conversion feature discount as it related to this Note 2.

For the three months and six months ended June 30, 2013, the Company has recognized and recorded an interest expense of $12,976 and $14,459 related to the amortization of OID of Note 1 and Note 2, and $103,767 and $115,566 related to the amortization of the beneficial conversion feature discount of Note 1 and Note 2. The Company did not have any convertible note instruments during the three months and six months ended June 30, 2012.

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 8: RELATED PARTY TRANSACTIONS AND BALANCES

Payable to Related party

At June 30, 2013 and December 31, 2012, advances, net of repayments, made to the Company by the Chief Executive Officer (“Officer”) for its working capital requirements amounted to $0 and $42,500, respectively. Amounts due to the Officer are unsecured, non-interest bearing and due on demand without specific repayment terms. In addition, compensation paid to the Officer for the three months and six months ended June 30, 2013 pursuant to the terms of an employment agreement amounted to $30,000 and $60,000, respectively.

On June 1, 2013, the Company executed a promissory note in the principal amount of $15,000 payable to an entity, owned by a director of the Company. The promissory note is unsecured, bearing interest at 5% per annum, and payable in four (4) equal installments commencing on July 15, 2013, due on October 15, 2013.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. As of June 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 10: STOCKHOLDERS' EQUITY

The Company’s capitalization at June 30, 2013 was 100,000,000 authorized common shares and 5,000,000 authorized preferred shares, both with a par value of $0.0001 per share.

Common Stock and Warrants

From January 1, 2013 to June 30, 2013, the Company sold 395,000 Units, pursuant to a November 8, 2012 Private Placement Equity Offering (“PPM”), for cash proceeds of $158,000 or $0.40 per Unit, each Unit consisting of one share of common stock and one redeemable Class D Warrant to purchase one share of common stock at an exercise price of $1.25 per share. Such warrants expire on December 31, 2014. The Class D warrants are redeemable by the Company at a redemption price of $0.05 per warrant upon at least 30 days' prior written notice, commencing on six months from the date of this PPM if the average of the closing bid price of the common stock exceeds $2.50 per share for 20 consecutive business days ending within 3 days of the date on which notice of redemption is given.

On January 7, 2013, the Company issued 100,000 shares of its common stock to a consultant as prepaid consulting fees for services for the year ending December 31, 2013. In addition, on January 11, 2013, the Company issued 150,000 shares of its common stock as compensation to its non-executive director for services to be rendered for the nine months ending September 30, 2013. The common shares issued are valued at $0.40 per share fair value or $40,000 and $60,000, respectively, based upon contemporaneous cash sales of shares by the Company.

On April 15, 2013, the Company entered into a consulting agreement for business advisory and consulting services effective April, 2013 for a six month period. Pursuant to the agreement, on May 6, 2013, the Company issued 250,000 shares of common stock to the consultant for such services. The common shares issued are valued at $0.14 per share or $35,000 based upon the closing price of the effective date of the consulting agreement.

On June 3, 2013, the Company entered into a business consulting and marketing agreement with a consultant for a six months period, and issued 100,000 shares of its common stock valued at $22,000. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement.

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

As a result of these issuances of common shares, the Company recorded $157,000 as a prepaid expense and amortized to stock-based compensation expense and consulting fees expense totaling $51,167 and $81,167 for the three months and six months ended June 30, 2013 with $75,834 remaining as prepaid as of June 30, 2013. The Company will recognize the stock-based compensation expense and consulting fees expense as the services are rendered to the Company.

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

As a result of all stock, options and warrant issuances as of June 30, 2013, the Company had 69,005,866 shares of common stock issued and outstanding, 2,510,666 Class C Warrants outstanding for conversion into common stock, 395,000 Class D Warrants for conversion into common stock, and 1,200,000 options for conversion into common stock.

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula (Note 7). The embedded conversion features of the convertible note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method.

The Company calculated the estimated fair values of the liabilities for embedded conversion feature at February 20, 2013 and March 31, 2013, and June 5, 2013 and June 30, 2013 with the Black-Scholes option pricing model using the closing price of the Company’s common stock of $0.15 and $0.17 and the ranges for volatility, expected term and risk free interest indicated in the table below. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and six months ended June 30, 2013 of $66,510 and $124,325 which was included in other expense (See Note 2 Fair Value Measurements).

Embedded Conversion Options

Black-Scholes Model Inputs
During six months ended June 30, 2013

Volatility	159.43% - 236.98%
Expected term	0.89 year - 1 year
Risk free interest rate	0.14% - 0.17%

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 12: CONCENTRATIONS

Concentration of Operators

As of June 30, 2013, the Company uses two operators for the leased properties for which the Company has current activities. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of June 30, 2013.

Concentration of Customer

The Company sells its oil product to one customer and gas product to a separate customer.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2013. The Company’s bank balances exceeded FDIC insured amounts as of June 30, 2013.

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

Overview

We are an oil and gas and mineral exploration and production company with current projects located in Kansas, Oklahoma and Texas. Our principal business is in the acquisition, exploration and development of, and production from oil, gas and mineral properties. We have a limited operating history with nominal revenues. On December 1, 2010, we formed an entity named New Western Texas Oil and Gas Corporation incorporated in the State of Nevada, as our wholly-owned subsidiary. New Western Texas started its operations in January 2011. On May 3, 2013, we changed the name of New Western Texas Oil and Gas Corporation to New Western Gas Corporation (“New Western Gas”). On January 2, 2012, we acquired 100% of the issued and outstanding capital stock of Royal Texas Energy Co. (“RTE”), a Texas corporation. RTE’s principal business operations are acquisitions, exploration and development of, and production from oil and gas properties located in Texas. We acquired RTE primarily due to its lease ownership interests in oil and gas properties and the Company’s requirement to have an operator for exploration and production of oil and gas in Texas. On March 18, 2013, we formed 2013 NWE Drilling Program 1 LP, a California Limited Partnership (the “Limited Partnership”). We became the General Partner and own 51% of the Limited Partnership. A shareholder of the Company became the limited partner holding 49% of the Limited Partnership. The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas.

We incorporated in the State of Nevada on September 25, 2008. Our principal executive offices are located at 1140 Spectrum, Irvine, California 92618. Our telephone and fax numbers are (949) 435-0977 and (949) 861-3123, respectively.

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

Results of Operations

Our consolidated results of operations for the six months ended June 30, 2013 included the operation of the Company, our wholly-owned subsidiaries New Western Gas Corporation and Royal Texan Energy Co., and our 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP. Our results of operations for the six months ended June 30, 2012 included the operations of the Company and our wholly-owned subsidiaries New Western Gas Corporation and Royal Texan Energy Co.

We reported a net loss applicable to the Company’s common stockholders of $713,826 and $894,479 for the three months and six months ended June 30, 2013, compared to a net loss of $110,418 and $216,310 for the same comparable periods in 2012. The increase in loss was principally attributable to an increase in (i) general and administrative expenses relating to payroll costs, legal, professional and consulting fees, (ii) change in the fair value of embedded conversion option liability of convertible promissory note, (iii) oil and gas production costs, (iv) amortization, depreciation and depletion costs incurred by the Company, and (v) higher interest costs due to additional loans and amortization of debt discounts.

Revenues

Revenues for the three months and six months ended June 30, 2013 were $11,798 and $30,994 compared to $15,166 and $51,645 for the same comparable periods in 2012. Revenues for the three months ended June 30, 2013 consisted of gas sales from Farwell and Puckett leases acquired on June 1, 2013. Revenues decreased by $3,369 and $36,479 for the three months and six months ended June 30, 2013 primarily due to the sale of Swenson lease on February 28, 2013 and Trice lease on June 11, 2013 and reduced output of oil extraction from the remaining oil and gas leases owned by us.

Operating Expenses

General and administrative expenses (G&A) for the three months and six months ended June 30, 2013 were $287,891 and $453,882 compared to $103,890 and $221,931 for the same comparable periods in 2012. G&A expenses increased by $184,001 and $231,951 for the three months and six months ended June 30, 2013 as compared to the same comparable periods in 2012, primarily due to increase in consulting fees, increase in investor relations and marketing expenses, increase in payroll costs, increase in legal and professional fees, and increase in travel and other administrative expenses to manage and expand operations.

Oil and gas production expenses for the three months and six months ended June 30, 2013 were $313,416 and $329,844 compared to $12,857 and $27,038 for the same comparable periods in 2012. Oil and gas production expenses increased by $300,550 and $302,806 for the three months and six months ended June 30, 2013 as compared to the same comparable periods in 2012, primarily due to the Company expending (a) $246,583 for the drilling operations at Magnus#1 and Anna #1 wells on its B&W Ranch Lease located in Chautauqua County, Kansas, to test oil and gas bearing structures through the Mississippi Dolomite formation, and (b) $66,471 on drilling operations on Sam Cannon well in Shackelford County, Texas, for oil exploration.

Depreciation, depletion and amortization expense for the three months and six months ended June 30, 2013 were $26,766 and $48,266 compared to $6,077 and $12,518 for the same comparable periods in 2012. Depreciation and depletion expense remained relatively the same for the comparable periods. We recorded amortization expense of $16,347 and $32,694 for the three months and six months ended June 30, 2013 because we took a conservation position in January 2013 to amortize the lease acquisition costs of unproved mineral properties over the remaining term of the lease.

On February 28, 2013, we sold 100% of our working interest in 402 acres of oil and gas leases in the Swenson, McLellan and Reves leases located in Jones County, Texas to a third party for a cash payment of $280,000. We recorded a gain of $65,424 as a result of the sale of these leases during the six months ended June 30, 2013. On June 11, 2013, we sold 100% of our working interest in Mrs. W. G. Trice, Trice and Methodist Home and Trice Methodist “400” Lease, located in Shackelford County, Texas (“Trice Lease”) to a third party for a cash payment of $130,000. Our net investment leasehold costs in Trice Lease as of date of sale amounted to $23,828 and capitalized lease and well equipment cost net of accumulated depreciation was $45,833. We paid $13,000 in fees and commissions to a third party for brokering the sale, paid $35,100 to Hatchett Energy for its 30% share of profits in Trice Lease, and paid $68 in lease operating expenses as of the date of sale. We recorded a gain of $12,171 as a result of sale of Trice Lease in our consolidated financial statements as of June 30, 2013.

Interest expense for the three months and six months ended June 30, 2013 was $124,465 and $142,297 compared to $3,210 and $6,568 for the same comparable periods in 2012. Interest expense increased by $121,255 and $135,729 for the three months and six months ended June 30, 2013 as compared to the same comparable periods in 2012 as a result of (i) interest on four promissory notes executed by us for our working capital needs and acquisitions, (ii) interest expense of $12,976 and $14,460 for the three months and six months ended June 30, 2013 related to the amortization of the original issue discount, and (iii) interest expense of $103,767 and $115,567 for the three months and six months ended June 30, 2013 related to the amortization of the debt discount due to embedded derivatives on convertible notes. We did not borrow any working capital pursuant to executing convertible notes in 2012.

The convertible note issued by us on February 20, 2013 for $125,000 and on June 5, 2013 for $75,000 qualifies for derivative accounting treatment due to the variable conversion formula. As a result, we recorded a change in the fair value of the liabilities for the embedded conversion option derivative instrument of $66,510 and $124,325 for the three months and six months ended June 30, 2013, which was included in other expenses as of June 30, 2013.

Our 51% owned subsidiary 2013 NWE Drilling Program 1 LP recorded a loss of $95,102 and $96,347 for the three months and six months ended June 30, 2013. We allocated $96,347 of the limited partnership’s loss to its noncontrolling member in our consolidated financial statements as of June 30, 2013. As a result, the noncontrolling interest of the limited partner was reduced to $553,653 at June 30, 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $212,162 at June 30, 2013 compared to $5,092 at December 31, 2012. As shown in the accompanying consolidated financial statements, we recorded a loss applicable to New Western Energy Corporation common stockholders of $894,479 for the six months ended June 30, 2013 compared to a loss of $216,310 for the same comparable period in 2012. Net cash used in operating activities for the six months ended June 30, 2013 was $710,835. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 was $710,835 which resulted primarily from our net loss of $894,479, change in fair value of embedded conversion option liability of $124,325, gain on sale of Swenson and Trice leases and related equipment of $77,594, amortization of debt discount of $130,026, amortization expense of $32,694, decrease in accounts receivable of $287, increase in inventory of $29,938, decrease in prepaid expenses and other current assets of $96,167, increase in other asset of $480, decrease in accounts payable of $22,994, and increase in accrued expenses of $11,925.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2013 was $1,494 primarily due to the cash received from sale of Swenson and Trice leases of $410,000, cash paid for selling costs associated with the sale of leases amounting to $99,680, cash paid for purchase of property and equipment of $152,868 and net cash paid for acquisition of oil and gas properties of $155,958.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $916,411. Proceeds from the sale of common stock and warrants were $158,000, cash paid for offering costs was $17,700, cash received from noncontrolling shareholder of 2013 NWE Drilling Program 1 LP was $650,000, cash received from executing promissory notes was $500,000, cash repayments of notes payable was $331,389, cash advances of $6,000 received from a related party for working capital requirements, and cash repayment of advances received from a related party were $48,500.

As a result of the above activities, we experienced a net increase in cash of $207,070 for the six months ended June 30, 2013. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Off-balance Sheet Arrangements

Since our inception through June 30, 2013, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEW WESTERN ENERGY CORPORATION

Date: August 14, 2013	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

Date: August 14, 2013	/s/ Haris Baha
Haris Baha, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002