Form 10-Q
period 2013-09-30
New Western Energy Corp
filed 2013-11-19
CIK 1479488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Table of Contents

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

Yes  ☐    No  ☑

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 18, 2013 was 69,005,866.

Table of Contents

Table of Contents	1

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

Table of Contents	2

PART I.

Item 1.  Financial Statements.

New Western Energy Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$126,297	$5,092
Accounts receivable	39,588	13,339
Inventory	29,938	—
Prepaid expenses and other assets	17,333	30,000
Total current assets	213,156	48,431

Property and equipment, net	225,745	98,003
Oil and gas properties, net	904,460	865,020
Mineral properties, net	54,489	103,530
Deferred debt issuance cost	35,000	—
Other assets	1,930	1,450
Total Assets	$1,434,780	$1,116,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,813	$25,129
Accrued expenses	52,438	29,069
Notes payable, current portion	541,250	377,500
Convertible notes payable, net of discount of $111,569 at September 30, 2013	27,320	—
Embedded conversion option liability	149,722	—
Payable to related party	—	42,500
Total current liabilities	788,543	474,198

Notes payable, long term portion	—	22,500

Total Liabilities	788,543	496,698

Commitments and contingencies (Note 9)

Stockholders' Equity
New Western Energy Corporation and Subsidiaries Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 69,005,866 and 68,010,866 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	6,901	6,801
Additional paid in capital	4,172,021	3,375,611
Accumulated deficit	(4,075,984)	(2,762,676)
Total New Western Energy Corporation and Subsidiaries Stockholders' Equity	102,938	619,736
Noncontrolling interest in consolidated subsidiary	543,299	—
Total Stockholders' Equity	646,237	619,736
Total Liabilities and Stockholders' Equity	$1,434,780	$1,116,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	3

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$37,876	$24,938	$68,870	$76,043

Expenses
Depreciation, depletion and amortization	26,694	6,234	77,961	18,752
General and administrative	508,079	92,326	961,961	314,258
Loss (Gain) on sale of oil leases	—	—	(77,594)	—
Oil and gas production	(106,696)	28,969	223,148	56,007
Total expenses	431,077	127,529	1,185,474	389,017

Loss from operations	(393,201)	(103,131)	(1,116,604)	(312,974)

Other income (expenses)
Interest expense	(32,949)	(2,844)	(175,246)	(9,412)
Change in fair value of embedded conversion option liability	(3,034)	—	(127,359)	—
Interest income	—	450	—	1,350
Total other income (expenses)	(35,983)	(2,394)	(302,604)	(8,062)

Loss from operations before income tax	(429,184)	(105,525)	(1,419,209)	(321,036)

Provision for income tax	—	—	800	800

Net loss applicable to common stockholders before allocation to noncontrolling interest	(429,184)	(105,525)	(1,420,009)	(321,836)

Net loss applicable to noncontrolling interest in consolidated subsidiary	10,354	—	106,701	—

Net loss applicable to New Western Energy Corporation common stockholders	$(418,830)	$(105,525)	$(1,313,308)	$(321,836)

Basic and diluted net loss per share applicable to common stockholders	(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding	68,655,866	66,890,866	68,757,858	66,315,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	4

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss applicable to New Western Energy Corporation common shareholders	$(1,313,308)	$(321,836)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	28,919	18,752
Amortization of debt discount	151,641	—
Amortization of mineral property	49,041	—
Amortization of stock based compensation expense	139,667	—
Stock options compensation expense for services	243,730	—
Modification of stock options exercise price	42,412	—
Loss applicable to noncontrolling interest	(106,701)	—
Gain on sale of oil and gas property and related equipment	(77,594)	—
Change in fair value of embedded conversion option liability	127,359	—
Changes in operating assets and liabilities:
Accounts receivable	(26,248)	26,883
Inventory	(29,938)	—
Prepaid expenses and other current assets	30,000	(7,477)
Other asset	(480)	—
Accounts payable	(7,316)	(13,296)
Accrued expenses	23,366	16,812
Accrued officer's compensation	—	90,000
Net cash used in operating activities	(725,450)	(190,162)

Cash Flows From Investing Activities:
Purchase of property and equipment	(152,868)	(1,013)
Cash proceeds from sale of oil and gas property and related equipment	410,000	5,000
Cash paid for expenses relating to sale of oil and gas property and related equipment	(99,680)	—
Cash acquired as part of acquisition	—	12,058
Cash paid for acquisition	—	(20,186)
Cash paid for oil lease obligations	—	(60,000)
Purchase and capitalized cost of oils and gas properties, net	(155,958)	(35,749)
Net cash provided by (used in) investing activities	1,494	(99,890)

Table of Contents	5

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2013	2012
Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants	158,000	499,200
Cash paid for offering costs	(52,700)	—
Cash received from noncontrolling interest	650,000	—
Cash received from promissory notes	550,000	—
Cash proceeds from a stockholder deposit	—	47,299
Cash repayments for notes payable	(417,639)	(107,087)
Proceeds from related party advances	6,000	57,000
Repayments of related party advances	(48,500)	(189,000)
Net cash provided by financing activities	845,161	307,412

Net increase in cash and cash equivalents	121,205	17,360

Cash and cash equivalents, beginning of the period	5,092	16,403

Cash and cash equivalents, end of the period	$126,297	$33,763

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$800
Cash paid for interest	$28,889	$1,912

Supplemental disclosures of non-cash investing and financing activities:
Embedded conversion option liability	$(235,430)	$—
Debt discount	$27,778	$—
Reclassification of derivative liability to equity	$213,068	$—
Promissory notes issued for lease purchases	$120,000	$—
Common shares issued to consultant as prepaid for services	$97,000	$—
Common shares issued to director as prepaid for services	$60,000	$—
Acquisition of Royal Texan Energy Co. assets, liabilities and equity:
Accounts receivable	$—	$18,054
Property & equipment, net	—	123,849
Investment in oil and gas properties	—	49,252
Goodwill - non-cash portion	—	325,671
Accounts payable	—	(9,439)
Accrued expenses	—	(2,205)
Notes payable	—	(52,087)
Common stock	—	(100)
Additional paid in consideration	—	(199,900)
Pre-acquisition cash advances	—	(163,095)
Note payable to stockholders	—	(55,000)
Pre-acquisition deposits paid	—	(35,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	6

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

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

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments and business acquisition adjustments, necessary to present fairly the financial position at September 30, 2013, and the results of operations and cash flows for the three months and nine months ended September 30, 2013 and 2012. The balance sheet as of December 31, 2012 is derived from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in consolidated financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s 2012 Annual Report filed with the Securities and Exchange Commission  on Form 10-K on April 8, 2013.

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

Table of Contents	7

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

attainment of profitable operations. The Company currently has on ongoing private placement equity offering and has raised $140,300, net of offering costs of $17,700, during the nine months ended September 30, 2013 and through the date of this report. At September 30, 2013, the Company had working capital deficit of $575,387, incurred a net loss applicable to New Western Energy Corporation common stockholders of $1,313,308 during the nine months ended September 30, 2013 and used cash in operating activities of $725,450. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Noncontrolling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with Financial Accounting Standards Board – Accounting Standards Codification (“ASC”)  Topic 810, Consolidation, and accordingly, the Company presents noncontrolling interests as a component of equity on its unaudited condensed consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations.

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

Table of Contents	8

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, notes payable, embedded conversion option liabilities, and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Table of Contents	9

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at September 30, 2013:

		Fair Value Measurements at September 30, 2013
	Carrying Value at September 30, 2013 (Unaudited)	(Level 1) (Unaudited)	(Level 2) (Unaudited)	(Level 3) (Unaudited)

Mineral Properties	$54,489	$—	$—	$54,489

Embedded Conversion Option Liability	$149,722	$—	$—	$149,722

The following is a summary of activity of Level 3 assets and liabilities for the period ended September 30, 2013:

Mineral Properties
Balance - December 31, 2012	$103,530
Additions	—
Change in fair value	(49,041)
Balance – September 30, 2013	$54,489

Embedded Conversion Option Liability
Balance - December 31, 2012	$—
Additions	235,430
Change in fair value	127,359
Reclassification to equity	(213,067)
Balance - September 30, 2013	$149,722

Changes in fair value of the embedded conversion liability are included in other income (expense) in the accompanying unaudited consolidated statements of operations.

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

Table of Contents	10

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

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

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2013, there were Class C Warrants outstanding for 2,510,666 common shares, Class D Warrants outstanding for 395,000 common shares, 3,000,000 stock options outstanding awarded to employees and consultants, and a promissory note convertible into 1,582,779 common shares that were excluded from the computations of diluted loss per share since the effect was anti-dilutive. These common stock equivalents may dilute future earnings per share.

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

Table of Contents	11

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

General Partner, as operator of the wells will be reimbursed at actual cost for all direct expenses incurred on behalf of the Limited Partnership, and will receive a fixed fee of $250 per well per month for supervising, operating and maintaining the wells during production operations. The Limited Partnership recorded a loss of $10,354 and $106,701 for the three months and nine months ended September 30, 2013, and the Company allocated the Limited Partnership’s loss to its noncontrolling members in its consolidated financial statements as of September 30, 2013.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the nine months ended September 30, 2013:

Balance at December 31, 2012	$—
Contribution by noncontrolling interest member	650,000
Net loss applicable to noncontrolling interest	(106,701)
Balance at September 30, 2013	$543,299

NOTE 4: OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil properties consist of the following:

Name of the Property	Type	September 30, 2013 (Unaudited)	December 31, 2012
Rogers County, OK - Glass Lease	Oil	$221,000	$221,000
Rogers County, OK - Phillips Lease	Oil	130,000	130,000
Rogers County, OK (8) Leases	Oil	281,100	420,000
Chautauqua County, KS - B&W Ranch Lease	Oil	75,000	75,000
Chautauqua County, KS - Charles & Nancy Smith Lease	Oil	24,750	24,750
Chautauqua County, KS - Lloyd & Patricia Fields Lease	Oil	14,400	14,400
Chautauqua County, KS – Rinck Lease	Oil	24,750	—
Wilson County, KS – Fredonia Prospects	Oil	251,208	—
Jones County, TX - Swenson Lease	Oil	—	23,070
Jones County, TX - McLellan Lease	Oil	—	4,191
Jones County, TX - Reves Lease	Oil	—	6,555
Shackelford County, TX - Terry Heirs	Oil	9,722	9,722
Shackelford County, TX - Trice, W. G.	Oil	—	25,333
Uncompleted wells, equipment and facilities		—	36,973
		1,031,930	990,994
Accumulated depletion		(3,692)	(2,196)
Impairment allowance		(123,778)	(123,778)
		$904,460	$865,020
Impairment allowance is allocated as follows:
Glass Lease		$123,778	$123,778

Table of Contents	12

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

Changes in the Uncompleted Wells, Equipment and Facilities were as follows:

	For the nine months ended September 30,
	2013 (Unaudited)	2012 (Unaudited)
Beginning balance	$36,973	$36,973
Additions	—	—
Sale of leases	(36,973)	—
Reclassification to proved properties	—	—
Costs charged to expense	—	—
Balance at end of the period	$—	$36,973

There were no exploration well costs capitalized for more than one year following the completion of drilling.

The following oil and gas leases were acquired and sold during the nine months ended September 30, 2013.

Acquisition of Rinck Oil and Gas Lease, Chautauqua County, Kansas

On March 7, 2013, the Company entered into an Assignment of Rinck Oil and Gas Lease with a third party to acquire an oil and gas property in Kansas named the “Rinck Lease”, whereby the assignor granted the rights to the Company to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The Rinck Lease consists of 553.4 acres of land in Chautauqua County, Kansas. The assignor agreed to transfer 100% of the assignor’s right, title and working interest in the Rinck Lease to the Company for a total consideration of $24,750. The Company’s net revenue interest in the Rinck Lease was calculated at 81.25% subject to the royalty of 18.75% payable to the landowners. The Company has paid the total consideration of $24,750 as of March 31, 2013. The Company has not started any oil and gas exploration on the Rinck Lease as of September 30, 2013.

Acquisition of Farwell Lease, Puckett Lease and Farwell/Eagle Lease, Wilson County, Kansas

On June 1, 2013, the Company entered into a Lease Purchase Agreement (“Agreement”) with two third parties to acquire all of their oil and gas lease interests in Farwell Lease consisting of 636 acres, Puckett Lease consisting of 240 acres, and Farwell/Eagle Lease including lease amendment consisting of 178 acres, for a total purchase consideration of $325,000. The purchase price was agreed to be paid to the third parties in the form of $205,000 cash and the balance $120,000 in the form of two promissory notes bearing 5% annual interest and payable in four (4) monthly installments commencing on July 15, 2013. The third parties assigned to the Company a one hundred percent (100%) working interest (85% net revenue interest) in and to the assets and oil and gas lease of the Farwell Lease and Farwell/Eagle Lease, and a one hundred percent (100%) working interest (87.5% net revenue interest) in and to the assets and oil and gas lease of the Puckett Lease. The Company has paid $205,000 cash and $86,250 towards the two promissory notes to the third parties for conveying their oil and gas interests in these leases as of September 30, 2013. The Company has recorded $49,674 in revenues from sale of gas on these leases as of September 30, 2013.

Table of Contents	13

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

Sale of Swenson Lease, McLellan Lease and Reves Lease, Jones County, Texas

On February 28, 2013, the Company sold its 100% working interest in 402 acres of oil and gas leases in the Swenson, McLellan and Reves Leases in Jones County, Texas (collectively referred to as these “Leases”), to a third party for a cash payment of $280,000. The Company’s leasehold costs in these Leases amounted to $33,023 and capitalized lease and uncompleted wells equipment, and facilities costs of these Leases were $63,406 as of February 28, 2013. In addition, the Company paid legal fees and commissions of $29,000 to third parties for brokering the sale, incurred lease operating expenses of $13,847to get the Swenson Lease saleable, and paid $75,300 to Hatchett Energy for its 30% share in these Leases. The Company recorded a gain of $65,424 as a result of sale of these Leases in its consolidated financial statements as of September 30, 2013.

Sale of Mrs. W. G. Trice, Trice and Methodist Home and Trice Methodist “400” Lease, Shackelford County, Texas (“Trice Lease”)

On June 11, 2013, the Company sold its 100% working interest in oil and gas leases in Trice Lease to a third party for a cash payment of $130,000. The Company’s net investment leasehold costs in Trice Lease as of date of sale amounted to $23,828 and capitalized lease and well equipment cost net of accumulated depreciation was $45,833. The Company paid $13,000 in fees and commissions to a third party for brokering the sale, paid $35,100 to Hatchett Energy for its 30% share of profits in Trice Lease, and paid $68 in lease operating expenses as of the date of sale. The Company recorded a gain of $12,170 as a result of sale of Trice Lease in its consolidated financial statements as of September 30, 2013.

NOTE 5: MINERAL PROPERTIES

The Company’s aggregate capitalized costs related to mineral properties consist of the following:

Unproved Mineral Property
Name of Property	Type	September 30, 2013 (Unaudited)	December 31, 2012

Wellsboro Lease	Gravel	$103,530	$103,530
		103,530	103,530
Less: Accumulated depletion		—	—
		103,530	103,530
Less: Amortization		(49,041)	—
		$54,489	$103,530

The lease term of Wellsboro Lease expires on July 31, 2014. Since there was no production of minerals during the three months and nine months ended September 30, 2013 and 2012, no depletion expense relating to mineral properties has been recorded for the three months and nine months ended as of September 30, 2013 and 2012. The Company has taken a conservative position to amortize the lease acquisition cost over the remaining term of the lease. The Company recorded amortization expense of $16,347 and $49,041 for the three months and nine months ended September 30, 2013 compared to $0 and $0 for the same comparable

Table of Contents	14

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

periods in 2012, which is included in depreciation, depletion and amortization expenses in the consolidated financial statements. The Company has not started any gravel exploration on Wellsboro Lease as of September 30, 2013.

NOTE 6: NOTES PAYABLE

Notes payable consist of:

	September 30, 2013 (Unaudited)	December 31, 2012
Stockholder note payable of principal amount $50,000, unsecured, bearing interest at 10% per annum, originally due on July 31, 2012 and extended to December 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	$50,000	$50,000
Stockholder note payable of principal amount $50,000, unsecured, bearing interest at 10% per annum, due on January 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	—	50,000
Stockholder note payable of principal amount $300,000, unsecured, bearing interest at 10% per annum, due on December 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount line of credit or loan	300,000	—
Note payable to a third party of principal amount $270,000, unsecured, bearing interest at 5% per annum, due on February 10, 2014, is subordinated in right of payment to the prior payment in full of all future bank rediscount line of credit or loan	157,500	270,000
Note payable to a related party of principal amount $15,000, unsecured, bearing interest at 5% per annum, payable in four (4) equal installments commencing on July 15, 2013, due on October 15, 2013	7,500	—
Note payable to a third party of principal amount $105,000, unsecured, bearing interest at 5% per annum, payable in four (4) equal installments commencing on July 15, 2013, due on October 15, 2013	26,250	—
Note payable to a third party of principal amount $30,000, unsecured, bearing interest at 0% per annum, due on January 7, 2013	—	30,000
Total Notes payable	541,250	400,000
Notes payable - Current Portion	(541,250)	(377,500)
Notes payable - Long-term Portion	$—	$22,500

Table of Contents	15

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

On January 7, 2013, the Company paid $30,000 due on the promissory note payable to a third party. On February 28, 2013, the Company paid $50,000 to the shareholder in full settlement of the promissory note and $7,500 in accrued interest due on January 31, 2013. The Company paid $112,500 to a third party due on the $270,000 promissory note during the nine months ended September 30, 2013. The Company paid $7,500 towards a promissory note due to a related party and $78,750 to a third party as of September 30, 2013. The Company recorded an interest expense of $11,335 and $23,606 for the three months and nine months ended September 30, 2013 compared to $2,844 and $9,412 for the comparable periods in 2012.

NOTE 7: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of:	September 30, 2013 (Unaudited)	December 31, 2012
Note payable to a third party, bearing one-time interest of 12%, one year term, due on June 5, 2014	$83,333	$—
Note payable to a third party, bearing one-time interest of 12%, one year term, due on September 26, 2014	55,556	—
Convertible notes payable	138,889	—
Less: debt discount	(111,569)	—
Convertible notes payable, net	$27,320	$—

On February 20, 2013, the Company received $125,000 from a third party against a $500,000 Convertible Promissory Note (the “Note 1”) executed on February 15, 2013. The total consideration receivable against the Note 1 was $450,000, with the Note bearing $50,000 original issue discount (OID). The Company may repay the Note 1 at any time on or before 90 days from the delivery of the first payment of consideration by the lender (herein referred to as “Effective Date”), after which the Company may not make further payments on the Note 1 prior to the maturity date of February 15, 2014 without written approval from the lender. If the Company repays the Note 1 on or before 90 days from the Effective Date, the interest rate shall be 0%. If the Company does not repay the Note 1 on or before 90 days from the Effective date, a one-time interest charge of 12% shall be applied to the principal sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The lender has the right at any time after the Effective Date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lessor of $0.40 or 60% of the lowest trade price in the 25 trading days prior to the conversion.

In connection with the issuance of the Note 1, the Company recorded a loan discount related to the OID in the amount of $13,888 which will be amortized to interest expense over the life of the Note 1. In accordance with ASC 470, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $110,430 which will be amortized to interest expense over the life of the convertible notes. On May 17, 2013, the Company paid in full $138,888 of the principal sum due on Note 1.  For the three months and nine months ended September 30, 2013, the Company has recognized interest expense of $0 and $13,888 related to the amortization of the OID and $0 and $110,429 related to the amortization of the beneficial conversion feature discount as it related to this Note 1.

Table of Contents	16

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

On June 5, 2013, the Company received $75,000 (the “Draw”) from a third party against a $500,000 Convertible Promissory Note (the “Note 2”) executed on June 4, 2013 . The total consideration receivable against the Note 2 was $450,000, with the Note 2 bearing $50,000 original issue discount (OID). A one-time interest charge of 12% shall be applied to the principal sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The maturity date is one year from the effective date of each payment and is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lessor of $0.22 or 67.5% of the lowest trade price in the 25 trading days previous to the conversion.

In connection with the issuance of the Note 2, the Company recorded a loan discount related to the OID in the amount of $8,333 which will be amortized to interest expense over the term of the Draw. In accordance with ASC 470, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $117,591 which will be amortized to interest expense over the term of the Draw. For the three months and nine months ended September 30, 2013, the Company has recognized interest expense of $2,100 and $2,671 related to the amortization of the OID and $18,904 and $24,041 related to the amortization of the beneficial conversion feature discount as it related to this Note 2.

On September 26, 2013, the Company received $50,000 (the “Draw”) from a third party against a $500,000 Convertible Promissory Note (the “Note 3”) executed on September 25, 2013. The total consideration receivable against the Note 3 was $450,000, with the Note 3 bearing $50,000 original issue discount (OID). A one-time interest charge of 12% shall be applied to the principal sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The maturity date is one year from the effective date of each payment and is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lessor of $0.22 or 67.5% of the lowest trade price in the 25 trading days previous to the conversion.

In connection with the issuance of the Note 3, the Company recorded a loan discount related to the OID in the amount of $5,556 which will be amortized to interest expense over the term of the Draw. In accordance with ASC 470, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $67,511 which will be amortized to interest expense over the term of the Draw. For the three months and nine months ended September 30, 2013, the Company has recognized interest expense of $61 and $61 related to the amortization of the OID and $548 and $548 related to the amortization of the beneficial conversion feature discount as it related to this Note 3.

For the three months and nine months ended September 30, 2013, the Company has recognized and recorded interest expense of $2,161 and $16,621 related to the amortization of OID of Note 1, Note 2 and Note 3, and

Table of Contents	17

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

$19,452 and $135,018 related to the amortization of the beneficial conversion feature discount of Note 1, Note 2 and Note 3. The Company did not have any convertible note instruments during the three months and nine months ended September 30, 2012.

NOTE 8: RELATED PARTY TRANSACTIONS AND BALANCES

Payable to Related party

At September 30, 2013 and December 31, 2012, advances, net of repayments, made to the Company by the Chief Executive Officer (“Officer”) for its working capital requirements amounted to $0 and $42,500, respectively. Amounts due to the Officer are unsecured, non-interest bearing and due on demand without specific repayment terms. In addition, compensation paid to the Officer for the three months and nine months ended September 30, 2013 pursuant to the terms of an employment agreement amounted to $30,000 and $90,000, respectively.

On June 1, 2013, the Company executed a promissory note in the principal amount of $15,000 payable to an entity, owned by a director of the Company. The promissory note is unsecured, bearing interest at 5% per annum, and payable in four (4) equal installments of $3,750 commencing on July 15, 2013, due on October 15, 2013. The Company has paid $7,500 towards the principal note payable balance as of September 30, 2013.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. As of September 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 10: STOCKHOLDERS' EQUITY

The Company’s capitalization at September 30, 2013 was 100,000,000 authorized common shares and 5,000,000 authorized preferred shares, both with a par value of $0.0001 per share.

Common Stock and Warrants

From January 1, 2013 to September 30, 2013, the Company sold 395,000 Units, pursuant to a November 8, 2012 Private Placement Equity Offering (“PPM”), for cash proceeds of $158,000 or $0.40 per Unit, each Unit consisting of one share of common stock and one redeemable Class D Warrant to purchase one share of common stock at an exercise price of $1.25 per share. Such warrants expire on December 31, 2014. The Class D warrants are redeemable by the Company at a redemption price of $0.05 per warrant upon at least 30 days' prior written

Table of Contents	18

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

notice, commencing on six months from the date of this PPM if the average of the closing bid price of the common stock exceeds $2.50 per share for 20 consecutive business days ending within 3 days of the date on which notice of redemption is given.

On January 7, 2013, the Company issued 100,000 shares of its common stock to a consultant as prepaid consulting fees for services for the year ending December 31, 2013. In addition, on January 11, 2013, the Company issued 150,000 shares of its common stock as compensation to its non-executive director for services to be rendered for the nine months ending September 30, 2013. The common shares issued are valued at $0.40 per share fair value or $40,000 and $60,000, respectively, based upon cash sales of shares by the Company pursuant to a November 2012 PPM.

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

As a result of these issuances of common shares, the Company recorded $157,000 as a prepaid expense and amortized to stock-based compensation expense and consulting fees expense totaling $41,000 and $104,667 for the three months and nine months ended September 30, 2013 with $17,333 remaining as prepaid as of September 30, 2013. The Company will recognize the stock-based compensation expense and consulting fees expense as the services are rendered to the Company.

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

On October 1, 2012, the Board granted vested stock options under its 2012 Plan, to each of the four directors of the Company and to two consultants for past services, to purchase up to 200,000 shares of common stock for a total of 1,200,000 shares of common stock, with a three years term. The exercise price of the stock options to purchase common stock is $0.60 per share, which is the quoted market price of the Company stock on the grant date. The option to purchase common stock expires on October 1, 2015. The fair value of the options granted was $309,629, calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 0.38%, volatility of 189%, 3 years term, and dividend yield of 0%. The Company recorded stock compensation expense of $309,629 for the year ended December 31, 2012. On August 1, 2013, the Board authorized to modify the grant price of options granted to purchase 1,200,000 shares of common stock from $0.60 per share to $0.20 per share and extend the expiration to expire on August 31, 2016. The Company

Table of Contents	19

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

recorded an expense of $42,412 as compensation expense for modifying the grant price of options and extending the expiration date. The value was computed as the increase in fair value on the modification date just before and after the modification using the following assumptions:

Risk-free interest rate:	0.38%
Expected term:	3 Years
Expected dividend yield:	-
Expected volatility:	189.38%

Valuation after modification
Risk-free interest rate:	0.65%
Expected term:	2.17 Years
Expected dividend yield:	-
Expected volatility:	168.46%

2013 Long-Term Incentive Plan

On September 3, 2013, the Board granted vested stock options under its 2013 Long-Term Incentive Plan, to each of the four directors of the Company and to two consultants for past services, to purchase up to 1,800,000 shares of common stock. The exercise price of the stock options to purchase common stock is $0.20 per share. The option to purchase common stock expires on September 30, 2016. The fair value of the options granted was $243,730, calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 0.83%, volatility of 170.66%, 3 years term, and dividend yield of 0%. The Company recorded stock compensation expense of $243,730 for the grant of such options for the three months ended September 30, 2013.

As a result of all stock, options and warrant issuances as of September 30, 2013, the Company had 69,005,866 shares of common stock issued and outstanding, 2,510,666 Class C Warrants outstanding for conversion into common stock, 395,000 Class D Warrants for conversion into common stock, and 3,000,000 options for conversion into common stock.

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

The Company calculated the estimated fair values of the liabilities for embedded conversion feature at February 20, 2013 and March 31, 2013, June 5, 2013 and June 30, 2013, September 26, 2013 and September 30, 2013 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each

Table of Contents	20

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

respective date and the ranges for volatility, expected term and risk free interest indicated in the table below. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and nine months ended September 30, 2013 of $3,034 and $127,359 which was included in other expense (See Note 2 Fair Value Measurements).

Embedded Conversion Options

Black-Scholes Model Assumptions
During Nine Months Ended September 30, 2013

Volatility	168.46% - 189.38%
Expected term	2.17 years - 3 years
Risk free interest rate	0.38% - 0.83%

NOTE 12: CONCENTRATIONS

Concentration of Operators

As of September 30, 2013, the Company uses two operators for the leased properties for which the Company has current activities. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of September 30, 2013.

Concentration of Customer

The Company sells its oil product to one customer and gas product to a separate customer.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2013. The Company’s bank balances exceeded FDIC insured amounts as of September 30, 2013.

NOTE 13: SUBSEQUENT EVENTS

On October 31, 2013, the Company cancelled its Promissory Note (the “Note”) dated December 31, 2012 for $270,000 to a third party due on February 10, 2014. The principal balance on the Note due on October 31, 2013 was $147,500. The Company agreed to issue to the third party 300,000 shares of its common stock to extinguish $73,750 of the principal balance of the Note. The common shares were valued at $0.24 per share, the closing price on the date of amendment. In addition, the Company executed a New Promissory Note for $73,750, which is unsecured, bearing 5% interest, principal and interest due on September 30, 2015.  This modification was treated as a debt extinguishment for accounting purposes with no gain or loss on extinguishment.

November 6, 2013 Offering

On November 6, 2013, the Company entered into a Definitive Agreement for a private offering with an Investor for sale of Company’s securities for total gross proceeds of $1,100,000. The securities are being sold pursuant to the Securities Purchase Agreement entered into by and among the Company and the Investor (the “Agreement”) and consists of (i) 8% original issue discount senior secured convertible promissory debentures in the issuance amount of $1,232,000 (the “Debentures”) and (ii) warrants to purchase approximately 5,319,516 shares of the Company’s common stock, $0.001 par value per share, which are exercisable at $0.2316 per share (each a “Warrant” and collectively, the “Warrants”). The offering is being made on a “best efforts” basis.  The net

Table of Contents	21

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

proceeds from the offering will be used by the Company for drilling and rework of oil and gas wells and general working capital.  The Agreement contained certain customary representations, warranties and covenants. The Company closed the offering on November 15, 2013 and received cash proceeds of $936,233, net of commissions and expenses related to the offering.

The Debentures will be issued with principal amount equal to 112% of the gross proceeds and are convertible into shares of Common Stock at any time prior to maturity at $0.193 per share (the “Conversion Price”), subject to certain conversion limitations set forth in the Debentures.  The Company shall pay interest on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 8% per annum, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 1, 2014.  Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, based on a share value equal to the lesser of (a) 90% of the average of the volume weighted average price (the “VWAP”) for the 20 consecutive trading days prior to the applicable interest payment date and (b) 100% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date less $0.01.  On each of May 1, 2014, August 1, 2014, November 1, 2014, and February 1, 2015, the Company is obligated to redeem an amount equal to $308,000 (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the Debentures) (collectively, the “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the Debentures, the Company may elect to pay the Periodic Redemption Amount in shares based on a conversion price equal to the lesser of (a) $0.193 per share, subject to adjustments upon certain events, and (b) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable redemption date. Upon any Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages and interest, shall become, at the Investors’ election, immediately due and payable in cash.  Commencing five days after the occurrence of any Event of Default, the interest rate on the Debentures shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.  At any time after the 6 month anniversary of the Closing Date, the Company may prepay any portion of the outstanding principal amount of any Debentures, plus liquidated damages, interest, a premium of 20% and other amounts owing in respect thereof through the applicable date of optional redemption, subject to notice to the Investor.  The Debentures contain customary affirmative and negative covenants of the Company.  The Conversion Price is subject to “full ratchet” and other customary anti-dilution protections.  The Warrants are exercisable for a period of three years and are subject to “weighted average” and other customary anti-dilution protections.

The Company engaged a placement agent with respect to the Offering.  The Company will pay the placement agent upon receipt of the gross proceeds at the Closing, a commission of $95,000 plus 250,000 shares of the Company’s restricted common stock valued at $77,500 based on the fair value of common stock on the date of Agreement. As collateral security for all of the Company’s obligations under the Agreement and related documents executed in connection with the Offering, the Company and its subsidiaries (the “Subsidiaries”), will grant the Investor a first priority security interest in all of the Company’s and Subsidiaries assets pursuant to the terms of the Security Agreement, dated as of November 6, 2013 (the “Security Agreement”).  To further secure the Company's obligations, the Subsidiaries also executed a Guarantee, dated as of November 6, 2013 (the “Guaranty”), pursuant to which the Subsidiaries have agreed to guaranty the Company’s obligations owed to the Investor.

Table of Contents	22

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

Due to the “full ratchet” price protection in the convertible Debenture, the embedded conversion feature will be bifurcated and reflected as a derivative liability in the balance sheet at fair value. The initial recording of this derivative liability will be charged to- debt discount, to be amortized over the debt term of 1.22 years (November 14, 2013 to February 1, 2015). Furthermore, the relative fair value of the warrants and the original issuance discount will be recorded as debt discount and will be amortized over the debt term of 1.22 years. The $416,768 relative fair value of warrants to purchase 5,319,516 shares of common stock was derived from the $629,831 fair value computed using the Black-Scholes pricing model, with a risk free interest rate of 0.58%, a dividend yield rate of 0%, an expected volatility of 168% and an expected term of three years.

November 12, 2013 Offering

On November 12, 2013, the Company issued a 10% Secured Debenture for total gross proceeds of $1,200,000 (the “Gross Proceeds”). The securities were sold pursuant to the Securities Purchase Agreement entered into by and among the Company and the Investor (the “Agreement”) and consists of (i) 10% secured debentures in the issuance amount of $1,500,000 (the “Debenture”) and (ii) warrants to purchase 7,500,000 million shares of the Company’s common stock, $0.001 par value per common share, which are exercisable at $0.25 per share and expire three years from the date of grant. The issue amount of the Debenture includes $300,000 previously loaned to the Company that was due and payable on December 31, 2013 (the “Old Note”). By issuing the $1,500,000 issue amount, the Company and the Investor have effectively agreed to the extension of the due date of the Old Note, which corresponds to the Debenture due date of October 31, 2014. The Debenture is secured by future assets that are acquired by the Company with the Gross Proceeds. The net proceeds of the Offering will be used for acquiring oil and gas entities, oil and gas leases, drilling and rework of oil and gas wells and general working capital. The Agreement contains certain customary representations, warranties and covenants. The Company closed the offering on November 12, 2013.

The transfer of the $300,000 Old Note into the new Debenture of $1,500,000 is treated as a debt extinguishment with no gain or loss recorded. The $557,789 relative fair value of warrants to purchase 7,500,000 shares of common stock, was derived from the $888,000 fair value, computed using the Black-Scholes pricing model with a risk free interest rate of 0.65%, a dividend yield rate of 0%, an expected volatility of 168% and an expected term of three years.

Table of Contents	23

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Table of Contents	24

From time to time management has been engaged in preliminary discussions with potential investors and merger candidates in this industry. However, no letter of intent or other document has been prepared in connection with these preliminary discussions. There are currently no agreements or arrangements with respect to any merger or similar transaction.

Results of Operations

Our consolidated results of operations for the nine months ended September 30, 2013 included the operation of the Company, our wholly-owned subsidiaries New Western Gas Corporation and Royal Texan Energy Co., and our 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP. Our results of operations for the nine months ended September 30, 2012 included the operations of the Company and our wholly-owned subsidiaries New Western Gas Corporation and Royal Texan Energy Co.

We reported a net loss applicable to the Company’s common stockholders of $418,830 and $1,313,308 for the three months and nine months ended September 30, 2013, compared to a net loss of $105,525 and $321,836 for the same comparable periods in 2012. The increase in loss was principally attributable to an increase in (i) general and administrative expenses relating to payroll costs, legal, professional and consulting fees, (ii) change in the fair value of embedded conversion option liability of convertible promissory note, (iii) oil and gas production costs, (iv) amortization, depreciation and depletion costs incurred by the Company, and (v) higher interest costs due to additional loans and amortization of debt discounts.

Revenues

Revenues for the three months and nine months ended September 30, 2013 were $37,876 and $68,870 compared to $24,398 and $76,043 for the same comparable periods in 2012. Revenues for the three months ended September 30, 2013 consisted of gas sales from Farwell and Puckett leases acquired on June 1, 2013. Revenues increased by $12,938 for the three months ended September 30, 2013 and decreased $7,173 for the nine months ended September 30, 2013 as compared to the comparable prior year periods primarily due to the sale of Swenson lease on February 28, 2013 and Trice lease on June 11, 2013, reduced output of oil extraction from the remaining oil and gas leases owned by us, and by production and sale of gas upon acquisition of Farwell and Puckett leases in Kansas on June 1, 2013.

Operating Expenses

General and administrative expenses (G&A) for the three months and nine months ended September 30, 2013 were $508,079 and $961,961 compared to $92,326 and $314,258 for the same comparable periods in 2012. G&A expenses increased by $415,753 and $647,703 for the three months and nine months ended September 30, 2013 as compared to the same comparable periods in 2012, primarily due to increase in consulting fees, increase in investor relations and marketing expenses, increase in compensation expense due to issuance of stock options to officers, directors and consultants, increase in legal and professional fees, and increase in travel and other administrative expenses to manage and expand operations.

Oil and gas production expenses for the three months and nine months ended September 30, 2013 were ($106,696) and $223,148 compared to $28,969 and $56,007 for the same comparable periods in 2012. Oil and gas production expenses decreased by $135,665 for the three months ended September 30, 2013 and increased by $167,141 for the nine months ended September 30, 2013 as compared to the same comparable periods in 2012, primarily due to the Company (a) receiving a refund of $110,000 for the drilling operations at Magnus #1 and Anna #1 wells on its B&W Ranch Lease located in Chautauqua County, Kansas, and (b) sold Swenson and Trice leases and did not have any production costs during the three months ended September 2013. The Company had expended in the previous quarter $246,583 for the drilling operations at Magnus #1 and Anna #1 wells on its B&W Ranch Lease located in Chautauqua County, Kansas, to test oil and gas bearing structures through the Mississippi Dolomite formation. Furthermore, the Company expended $66,471 on drilling

Table of Contents	25

operations on Sam Cannon well in Shackelford County, Texas, for oil exploration for the nine months ended September 30, 2013 as compared to $0 for the same comparable period in 2012.

Depreciation, depletion and amortization expense for the three months and nine months ended September 30, 2013 were $29,694 and $77,960 compared to $6,234 and $18,752 for the same comparable periods in 2012. Depreciation expense increased as a result of placing additional oil and gas equipment of $152,868 in service since January 1, 2013 as compared to prior year. Depletion expense remained relatively the same for the comparable periods. We recorded amortization expense of $16,347 and $49,041 for the three months and nine months ended September 30, 2013 because we took a conservation position in January 2013 to amortize the lease acquisition costs of unproved mineral properties over the remaining term of the lease.

Gain on sale of oil leases for the three months and nine months ended September 30, 2013 was $0 and $77,594 compared to $0 and $0 for the same comparable periods in 2012. On February 28, 2013, we sold 100% of our working interest in 402 acres of oil and gas leases in the Swenson, McLellan and Reves leases located in Jones County, Texas to a third party for a cash payment of $280,000. We recorded a gain of $65,424 as a result of the sale of these leases during the nine months ended September 30, 2013. On June 11, 2013, we sold 100% of our working interest in Mrs. W. G. Trice, Trice and Methodist Home and Trice Methodist “400” Lease, located in Shackelford County, Texas (“Trice Lease”) to a third party for a cash payment of $130,000. Our net investment leasehold costs in Trice Lease as of date of sale amounted to $23,828 and capitalized lease and well equipment cost net of accumulated depreciation was $45,833. We paid $13,000 in fees and commissions to a third party for brokering the sale, paid $35,100 to Hatchett Energy for its 30% share of profits in Trice Lease, and paid $68 in lease operating expenses as of the date of sale. We recorded a gain of $12,170 as a result of sale of Trice Lease during the nine months ended September 30, 2013.

Interest expense for the three months and nine months ended September 30, 2013 was $32,949 and $175,246 compared to $2,844 and $9,412 for the same comparable periods in 2012. Interest expense increased by $30,105 and $165,834 for the three months and nine months ended September 30, 2013 as compared to the same comparable periods in 2012 as a result of (i) interest expense of $11,335 and $23,606 for the three months and nine months ended September 30, 2013 on five promissory notes executed by us for our working capital needs and acquisitions, (ii) interest expense of $2,161 and $16,621 for the three months and nine months ended September 30, 2013 related to the amortization of the original issue discount, and (iii) interest expense of $19,452 and $135,018 for the three months and nine months ended September 30, 2013 related to the amortization of the debt discount due to embedded conversion option liabilities on convertible notes. We did not borrow any working capital pursuant to executing convertible notes in 2012.

The convertible note issued by us on February 20, 2013 for $125,000, on June 5, 2013 for $75,000 and 0n September 26, 2013 for $50,000 qualifies for derivative accounting treatment due to the variable conversion formula. As a result, we recorded a change in the fair value of the liabilities for the embedded conversion option derivative instrument of $3,034 and $127,359 for the three months and nine months ended September 30, 2013, which was included in other expenses as of September 30, 2013.

Our 51% owned subsidiary 2013 NWE Drilling Program 1 LP recorded a loss of $10,354 and $106,701 for the three months and nine months ended September 30, 2013. We allocated $106,701 of the limited partnership’s loss to its noncontrolling member in our consolidated financial statements as of September 30, 2013. As a result, the noncontrolling interest of the limited partner was reduced to $543,299 at September 30, 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $126,297 at September 30, 2013 compared to $5,092 at December 31, 2012. As shown in the accompanying consolidated financial statements, a loss of $1,313,308 was applicable to New

Table of Contents	26

Western Energy Corporation common stockholders for the nine months ended September 30, 2013 compared to a loss of $321,836 for the same comparable period in 2012. Net cash used in operating activities for the nine months ended September 30, 2013 was $725,450. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of additional oil and gas wells. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. We are currently in discussions with two investors to raise capital for drilling and rework of oil and gas wells and acquire oil and gas producing properties. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 was $725,450 which resulted primarily from our net loss of $1,313,308, depreciation and depletion of $28,919, amortization of debt discount of $151,641, amortization of mineral property of $49,041, amortization of stock based compensation

Table of Contents	27

expense of $139,667, stock options compensation expense of $243,730, modification of stock options exercise price of $42,412, loss applicable to non-controlling interest of $106,701, gain on sale of Swenson and Trice leases and related equipment of $77,594, change in fair value of embedded conversion option liability of $127,359, increase in accounts receivable of $26,248, increase in inventory of $29,938, decrease in prepaid expenses and other current assets of $30,000, increase in other asset of $480, decrease in accounts payable of $7,316, and increase in accrued expenses of $23,366.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2013 was $1,494 primarily due to the cash paid for purchase of property and equipment of $152,868, cash received from sale of Swenson and Trice leases of $410,000, cash paid for selling costs associated with the sale of leases amounting to $99,680, and net cash paid for acquisition of oil and gas properties of $155,958.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 was $845,161. Proceeds from the sale of common stock and warrants were $158,000, cash paid for offering costs was $52,700, cash received from noncontrolling shareholder of 2013 NWE Drilling Program 1 LP was $650,000, cash received from executing promissory notes was $550,000, cash repayments of notes payable was $417,639, cash advances of $6,000 received from a related party for working capital requirements, and cash repayment of advances received from a related party were $48,500.

As a result of the above activities, we experienced a net increase in cash of $121,205 for the nine months ended September 30, 2013. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Off-balance Sheet Arrangements

Since our inception through September 30, 2013, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

Table of Contents	28

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	29

PART II.

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	30

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WESTERN ENERGY CORPORATION

Date: November 19, 2013	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

Date: November 19, 2013	/s/ Haris Baha
Haris Baha, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	31