Form 10-K
period 2013-12-31
New Western Energy Corp
filed 2014-04-14
CIK 1479488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to ____________

Commission file number 0-54343

NEW WESTERN ENERGY CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	26-3640580
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1140 Spectrum, Irvine, CA 92618

(Address of principal executive offices) (Zip Code)

(949) 435-0977

(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

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

The aggregate market value of the registrant’s approximately 29,805,866 shares of common stock held by non-affiliates computed by reference to the closing sales price of such common equity (i.e. $0.175) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2013) was $5,216,027.

Number of shares outstanding of each of the registrant’s common stock as of April 11, 2014: Common Stock: 73,306,448 shares.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See Rule 12b-2 of the Exchange Act for definition of “large accelerated filer, accelerated filer and smaller reporting company” (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company	[x]

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

Table of Contents	-1-

PART I

Item 1. Description of Business

Overview

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “NWEC” shall mean New Western Energy Corporation, a Nevada corporation, and its consolidated subsidiaries.

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

On January 2, 2012, we completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan Energy Co., a Texas corporation (“RTE”) and RTE became our wholly-owned subsidiary and conducts business as a separate operating company.

On March 18, 2013, we formed an entity named 2013 NWE Drilling Program 1 LP (the “Limited Partnership”). We became the General Partner and own 51% of the Limited Partnership. The Limited Partnership was specifically formed to drill three oil wells on our B&W Ranch lease in the Chautauqua County, Kansas.

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

Table of Contents	-2-

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

Phillips Lease, Rogers County, Oklahoma

On June 27, 2009, we acquired the Phillips Lease, which is located in Rogers County, Oklahoma. The Company paid $130,000 for operations of Phillips Lease in return for 75% of the working interest (60.94% net revenue interest) owned by the Operator. The Phillips leasehold property has seven (7) wells recompletion project which includes one (1) salt water injection well. In addition the Phillips leasehold property contains approximately 150 acres. This project is similar to the Glass project, a re-completion project with plans to produce the Bartlesville formation. This eliminates the risk normally associated with new drills and the lease is located in an area surrounded by proven and long lasting production. On October 24, 2011, we entered into a Joint Venture Contract and Operating Agreement (the “JV Agreement”) with PEMCO, LLC, a non-affiliate third party (the “Operator”) to manage and oversee our operations at the Phillips Lease. We agreed to pay for our pro-rata share (based on percentage ownership) of the expenses of operation and maintenance of the wells in addition to the same pro-rata share of any work-over operation required for the wells, such as service or replacement parts, as needed. As of the date of this report, we have paid all of our obligations under the Phillips Lease. Although we have not begun any drilling operations on the Phillips Lease, we continue to evaluate its potential and we intend to prepare a development program for later this year.

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

On December 31, 2012, we entered into an assignment agreement with a third party (“Assignor”), whereby, the Assignor agreed to assign to us eight (8) oil and gas lease agreements with various land owners, collectively (the “Lessor”). The Assignor acquired from the Lessor certain rights to explore, develop, drill and otherwise exploit the land for oil, gas and water deposits. The assignment consisted of eight (8) leases located in Rogers County, Oklahoma covering approximately 1,520 acres of land. In consideration for the assignment of the Leases, we agreed to pay to the Assignor $300,000 by delivering two (2) promissory notes in the amounts of (i) $30,000, payable on or before January 10, 2013, and (ii) $270,000, payable in twelve (12) consecutive monthly installments of $22,500, commencing February 1, 2013. As additional consideration, we issued to the Assignor 400,000 shares of our common stock valued for accounting purposes at $120,000 on December 31, 2012.

Table of Contents	-3-

Winchester II Lease - Rogers County, Oklahoma

On December 2, 2013, we acquired an oil & gas lease consisting of 80 acres adjacent to our Winchester & Thomas leases in Rogers County, Oklahoma for a purchase price of $97,500, consisting of $60,000 cash and 150,000 shares of our common stock valued at $37,500. The lease known as Winchester II has 5 existing oil and gas wells and one water injection well that currently produces an average of 4 (four) barrels of oil per day (bopd). Subsequent to this acquisition, our combined leasehold area in Oklahoma is now approximately 1,830 acres with 130 wells and 11 disposable wells. The Winchester II lease has several drilling opportunities from multiple proven oil and gas formations with historic oil production mainly occurring in the Bartlesville and Burgess formations which are contained in this lease. Further, the water injection well on site will allow us to increase pressure and thereby stimulate production, improve the reservoir recovery factor and continue to maintain improved production rate over a longer period. The additional acreage and its strategic location will allow us to control a more uniform pattern of the water flood "pressure maintenance" program that we have planned for 2014 development.

Our Texas Projects

Jones County, Texas

Between January and November 2011, we had entered into three oil and gas leases with Royal Texan Energy Inc., all of the leases are located in Jones County, Texas.

On January 2, 2012, pursuant to the Plan and Agreement of Reorganization, we acquired 100% of the issued and outstanding capital stock of RTE in exchange for 1,000,000 shares of our common stock. As additional consideration, we paid (a) $35,000 in cash, (b) executed a $55,000 promissory note payable at the rate of $10,000 per month commencing 30 days after closing, and (c) guaranteed approximately $50,000 owed to two banks by RTE. RTE is being run independently of us as our wholly-owned subsidiary. As further consideration, we granted to the two shareholders of RTE a thirty percent (30%) carried working interest in any wells financed and developed or reworked by us that are currently on properties leased to RTE or that are drilled on RTE properties in the future. RTE was incorporated in Texas on February 2, 2011. The company is based near Breckenridge, Texas.

On February 28, 2013, we sold our 100% working interest in 402 acres of oil and gas leases in the Swenson, McLellan and Reves Leases in Jones County, Texas (collectively referred to as these “Leases”), to a third party for a cash payment of $280,000. Our leasehold costs in these Leases amounted to $33,023 and capitalized lease and uncompleted wells equipment, and facilities costs of these Leases were $63,406 as of February 28, 2013. In addition, we paid legal fees and commissions of $29,000 to third parties for brokering the sale, incurred lease operating expenses of $13,847to get the Swenson Lease saleable, and paid $75,300 to Hatchett Energy for its 30% share in these Leases. We recorded a gain of $65,424 as a result of sale of these Leases.

On June 11, 2013, we sold our 100% working interest in oil and gas leases in W. G. Trice Lease, Trice and Methodist Home and Trice Methodist “400” Lease in Jones County, Texas (collectively referred to as “Trice Leases”) to a third party for a cash payment of $130,000. Our net investment in leasehold costs in Trice Leases as of the date of sale amounted to $23,828 and capitalized lease and well equipment cost, net of accumulated depreciation was $45,833. We paid $13,000 in fees and commissions to a third party for brokering the sale, paid $35,100 to Hatchett Energy for its 30% share of profits in Trice Lease, and paid $68 in lease operating expenses as of the date of sale. We recorded a gain of $12,170 as a result of sale of Trice Lease.

As of December 31, 2013, we sold all of our Texas leases except Moran Lease in Shackelford County, Texas.

Table of Contents	-4-

Shackelford County, Texas

Moran Lease - Terry Heirs #1, Lane #1, 2, and 3, Cottle #1, Maxwell #1

On January 2, 2012, as part of the RTE acquisition, we acquired an assignment of Moran Lease for $20,000 of which $9,722 was recorded as investment in oil and gas properties and $10,278 in lease and well equipment. Moran Lease included the oil, gas and mineral interests in Terry Heirs #1, Lane #1, 2 and 3, Cottle #1, and Maxwell #1 among others. RTE acquired this lease on October 12, 2009, when RTE entered into a Purchase and Sale Agreement and agreed to purchase the right, title and interest in, to and under the oil, gas and mineral leasehold interest in the Moran Lease oil and gas wells on properties located in Schackelford County, Texas. The Company has paid off the total consideration of $20,000 as of December 31, 2013. In addition, as part of the RTE acquisition, the Company acquired the rights and title to well equipment on oil and gas properties relating to Cottle #1 and Maxwell #1 leases in the amounts of $10,594 and $10,758. The Company has not started any oil and gas exploration on the Moran Lease as of December 31, 2013.

Our Kansas Projects

B&W Ranch, Chautauqua County, Kansas

On December 20, 2011, we entered into an Assignment of Oil and Gas Lease with an independent third party for an oil and gas property in Kansas, referred to as the B&W Ranch (“B&W Ranch”), whereby the assignor(s) granted the rights to us to carry on geographical and other exploratory work, including core drilling, and the drilling, mining and operating for producing, and saving all of the oil and gas, including all associated hydrocarbons. The assignors agreed to transfer 90% of their rights, title, interest, and duties and obligations in the Chautauqua Lease to us for a total consideration of $75,000. We have made the $75,000 payment in full and it is reflected as our investment in oil and gas properties. We have not started any oil and gas exploration on B&W Ranch as of December 31, 2013.

Charles and Nancy Smith, Chautauqua County, Kansas

On May 11, 2012, we entered into an Assignment of Oil and Gas Lease with a third party for an oil and gas property in Kansas named as the Charles and Nancy Smith (“Smith Lease”), whereby the assignor(s) granted the rights to us to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The assignors agreed to transfer 90% of their rights, title, interest, and duties and obligations in the Smith Lease to us for a total consideration of $24,750. Our net revenue interest in Smith Lease was calculated at 73.125% subject to the reserved 6.25% Overriding Royalty Interest after paying of the mineral owners and other fees. We have paid the total consideration of $24,750 in full and it is reflected as our investment in oil and gas properties. We have not started any oil and gas exploration on Smith Lease as of December 31, 2013.

Lloyd and Patricia Fields, Chautauqua County, Kansas

On November 21, 2012, we entered into an Assignment of Oil and Gas Lease with a third party for an oil and gas property in Kansas named as the Lloyd and Patricia Fields (“Fields Lease”), whereby the assignor(s) granted the rights to us to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons on approximately 300 acres of land. The assignors agreed to transfer 100% of their rights, title, interest, and duties and obligations in the Fields Lease to us for a total consideration of $14,400. Our net revenue interest in Fields Lease was calculated at 81.25% subject to the reserved 18.75% Royalty Interest payable to the mineral owners. The lease shall remain in force for a term of three (3) years from assignment date and as long thereafter as oil, gas, casing-head gas; casing-head gasoline or any of the products covered by this lease are produced. We have paid the total consideration of $14,400 in full and it is reflected as our investment in oil and gas properties. We have not started any oil and gas exploration on Smith Lease as of December 31, 2013.

Table of Contents	-5-

Rinck Oil and Gas Lease, Chautauqua County, Kansas

On March 7, 2013, we entered into an Assignment of Rinck Oil and Gas Lease with a third party for an oil and gas property in Kansas named as the “Rinck Lease”, whereby the assignor granted the rights to us to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The Rinck Lease consists of 553.4 acres of land in Chautauqua County, Kansas. The assignor agreed to transfer 100% of the assignor’s right, title and working interest in the Rinck Lease to us for a total consideration of $24,750. Our net revenue interest in the Rinck Lease was calculated at 81.25% subject to the royalty of 18.75% payable to the landowners. We have paid the total consideration of $24,750 in full and is reflected as our investment in oil and gas properties. We have not started any oil and gas exploration on the Rinck Lease as of December 31, 2013.

Fredonia Gas Project - Farwell, Puckett and Farwell/Eagle Leases, Wilson County, Kansas

On June 1, 2013, we completed the acquisition of the "Fredonia Gas Prospect" consisting of three producing gas leases, the Farwell, Eagle and Puckett leases containing approximately 1,040 contiguous acres and 9 producing gas wells all located in the heart of the Cherokee Basin in Wilson County, Kansas. The three-lease property is currently producing 7.5 Million MCF per month from 10 producing gas wells. Produced Water is disposed of into a centrally located arbuckle disposal well with plenty of capacity for future expansion. The three-lease property is located in the central portion of the Cherokee Basin Structural Province. This maturely explored basin is best known for its gas production from shallow Pennsylvanian aged Sandstone reservoirs. In the immediate prospect area, gas is produced from several pay zones of Mississippian and Pennsylvanian age at depths ranging from 600 to 1,400 feet. Both stratigraphic traps in sandstone reservoirs and structural traps in folded carbonate and clastic rocks are common producers in this area. The three-lease property covers approximately 1,040 acres located two miles east of the town of Fredonia, Kansas. The targeted gas formations for the property are located within the Fredonia and Neodesha Gas Fields. The topography of the area consists mostly of wooded areas with a few grassland pastures, sloping downward from the Fredonia plateau to river bottoms, with the Fall River to the east and the Verdigris River to the west. The prospect leases lie adjacent to Kansas State Highway 400 and are easily accessible for gas drilling, production and pipeline operations. The total purchase price was $325,000 payable $205,000 in cash and $120,000 in two promissory notes to the third parties for conveying their oil and gas interests in these leases as of December 31, 2013. The Company has recorded $78,631 in revenues from sale of gas on these leases as of December 31, 2013.

Volunteer and Landers Leases, Wilson County, Kansas

On December 11, 2013, we completed the acquisition of two oil & gas leases, encompassing 600 acres in Wilson County, Kansas. The first lease, known as Volunteer Lease, consists of approximately 440 acres with 14 existing oil wells and 3 water injection wells. The second lease, known as Lander Lease, consists of approximately 160 acres with 3 existing oil wells. Upon completion of this acquisition, our combined leasehold interests in Kansas consists of approximately 4,740 acres with 27 oil and gas wells and 4 water injection wells. The aggregate purchase price for the leases was $470,000, consisting of $100,000 in cash and 1,480,000 shares of our common stock valued at $370,000. These oil and gas leases are located in the central portion of the Cherokee Basin Structural Province, which extends over much of southeastern Kansas. This maturely explored basin is best known for its oil and gas production from shallow Pennsylvanian aged Sandstone reservoirs. In the immediate prospect area, oil and gas are produced from several pay zones of Mississippian and Pennsylvanian aged Sandstone at depths ranging from 600 to 1400 feet. The Volunteer Lease has 9 producing oil wells and 5 additional non-producing shut-in oil wells that can be reworked and brought on line in the near future. The 3 water injection wells on Volunteer Lease have passed the required mechanical integrity test and are currently in use to increase reservoir pressure, thereby stimulating production, improving ultimate oil recovery and maintaining steady production rates over a longer period of time. We plan to upgrade current production equipment by replacing existing steel down-hole tubing with fiber glass tubing enabling extended production runs and avoiding unnecessary down time. The Volunteer and Lander's leases also have proven behind pipe coal gas reserves, as well as the required existing gas collection facilities located upon the leases. We plan to recomplete several of the exiting producing oil wells in their behind pipe coal gas reservoirs so as to produce both oil and gas from the same existing well bores.

Table of Contents	-6-

Productive Wells and Acreage

For year ended December 31, 2013, we have recorded $115,204 in oil and gas revenues from our working interest in all oil and gas wells. All of our leases are net, after payment of production costs and landowners’ royalty. The revenues came principally from our sale of oil from oil wells on our properties located in Rogers County, Oklahoma, and from sale of gas from gas wells located in Fredonia Prospect in Wilson County, Kansas.

Mineral Project

Wellsboro Lease, Tioga County, Pennsylvania

On June 29, 2009, we acquired a land lease near Middlebury Township in Tioga County, Pennsylvania. The total consideration paid for this acquisition was $103,530 of which $45,000 was paid in cash and the balance was paid by the issuance of 300,000 shares of our common stock and 300,000 Class A Warrants at an exercise price of $0.50 per share. Such warrants expired on December 31, 2010. Both stock and warrants were valued at $58,530. In December 2010, we modified the warrants expiration date to December 31, 2011 and recorded the modification of warrants term as an investor relations expense of $72,900. In addition, we agreed to pay to the lessor 15% of the gross sales realized by the Company from the sale of gas and 12.5% of the amount realized from the sale of any other minerals. The lease is for a term of five years and as long as thereafter minerals are being produced from the leased land. We also have the option for four additional five year renewal terms. The initial term expires on July 31, 2014. Other terms of the lease include (a) that the Lessor agrees to defend title to the minerals covered by the lease and agrees the lessee, at its option, may discharge any tax, mortgage, or other lien that may be placed on the minerals and in the event that the lessee does so, it will be subrogated to such lien, (b) that the lessee is responsible for the payment of any and all operating expenses allocated to the property, including real estate taxes, insurance and any other operating expenses, (c) that the lessee agrees to indemnify the lessor against any claims made against the lessee or the property and (d) that the lessee is responsible for the removal of any machinery, equipment, etc., associated with the extraction of subsurface materials.

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

Any development of this property would be surface mining and would only be done by attracting a venture partner/operator who is skilled in the removal and sale of the borrow material. At this time we have not yet begun to develop this property, however toward the later part of 2013, we plan to do some further investigation and seek a venture partner/operator in the Tioga County area to act as the operator for the project.  There is no assurance that we will be successful in finding a venture partner/operator or if we do find such venture partner/operator that the development of the proposed project will generate any revenues or profits for the Company. The Company has not started the exploration and production at the Wellsboro Lease as of December 31, 2013.

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

Table of Contents	-7-

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

Table of Contents	-8-

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

We rely on the operators of the wells to conduct development and production activities designed to comply with all applicable environmental regulations and permits. While we believe operations of our properties conform to those conditions, they remain at risk for inadvertent noncompliance, conditions beyond our control and undetected conditions resulting from activities by prior owners or operators. Our operators in Kansas, Oklahoma and Texas maintain liability insurance that meet or exceed the amounts required for oil and gas well operators by the Kansas Corporation Commission, Oklahoma Corporation Commission and the Texas Railroad Commission, respectively. We do not maintain our own insurance for protection against environmental liabilities.

Unproved Reserves and Production

As of December 31, 2013, we did not have any estimated proved reserves and, therefore, we have classified our leases as unproved properties. We had limited production as of December 31, 2013, because we only recently acquired our oil and gas interests.  For the year ended December 31, 2013, oil production was 710 barrels and gas production was 30,867 MCF, generating gross revenues based upon our net revenue interest amounting to $112,754.

Net Unproved Oil and Natural Gas Reserves

As of December 31, 2013, our total estimated net unproved developed reserves were approximately 4,140,320 barrels of oil reserves and 1,185,530 MCF. Oil and gas reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data (see Supplemental Oil and Gas Data (Unaudited).

Employees

As of December 31, 2013, we had 4 full time employees. We utilize various independent contractors for marketing, geology research, legal and accounting services.

Status of Pending Merger

On January 23, 2014, New Western Energy Merger Corp., a wholly owned subsidiary of the Company ("Merger Sub") and Legend Oil and Gas Ltd. ("Legend"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will, upon the terms and subject to the satisfaction or waiver of the conditions therein, merge with and into Legend (the "Merger"), with Legend continuing as the surviving corporation and as a wholly-owned subsidiary of New Western Energy Corporation.

Under the terms of the Merger Agreement, at the Closing Date, based on 122,602,418 shares of Legend common stock to be outstanding, the Company shall deliver one (1) share of its common stock for every three (3) outstanding shares of Legend common stock, or an aggregate of 40,867,474 shares of New Western common stock, subject to adjustment, to the current stockholders of Legend. The parties expect the Merger to be completed during the second quarter of 2014. Closing of the Merger is subject to approval of Legend’s stockholders as well as a number of other customary closing conditions, including filings with the State of Nevada and Colorado and the Securities and Exchange Commission (“SEC”). Under the terms of the Merger Agreement the Company has also agreed to prepare and file with the SEC a registration Statement on Form S-4 relating to the shares of New Western Common stock to be issued to the Legend stockholders pursuant to the terms of the Merger Agreement.

Table of Contents	-9-

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

We have incurred cumulative net losses of $5,468,129 for the period from September 25, 2008 (inception) to December 31, 2013. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In their report dated April 11, 2014, our independent registered public accounting firm stated that our consolidated financial statements for the fiscal year ended December 31, 2013 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses and cash used in operations since September 25, 2008 (inception). We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals, and there can be no assurances that such methods will prove successful. In addition, we most likely will need to raise monies for future development costs. Even though these development costs may be incurred over a three to five year period, we may be unable to raise the funds necessary to cover such costs.  We have raised $5,427,792 in capital since our inception in September 2008 through December 31, 2013. Therefore, there is no assurance that further capital can be raised, which if not raised, will substantially change our plans to develop any of our oil properties.

Table of Contents	-10-

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

Drilling and exploration are the main methods we use to replace our hydrocarbons. However, drilling and exploration operations may not result in any increases in hydrocarbons for various reasons. Exploration activities involve numerous risks, including the risk that no commercially productive gas or oil reservoirs will be discovered. In addition, the future cost and timing of drilling, completing and producing wells is often uncertain. Furthermore, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	lack of acceptable prospective acreage;
•	inadequate capital resources;
•	unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents;
•	adverse weather conditions, including tornados;
•	unavailability or high cost of drilling rigs, equipment or labor;
•	reductions in oil and gas prices;
•	limitations in the market for oil and gas;
•	surface access restrictions;
•	title problems;
•	compliance with governmental regulations; and
•	mechanical difficulties.

Table of Contents	-11-

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

We estimate the amount of hydrocarbons available in our prospects. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

•	historical production from the area compared with production from other similar producing areas;
•	the assumed effects of regulations by governmental agencies;
•	assumptions concerning future oil and gas prices; and
•	assumptions concerning future operating costs, severance and excise taxes, development costs and work over and remedial costs.

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

Table of Contents	-12-

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and gas, and operating safety, and protection of the environment, including those relating to air emissions, wastewater discharges, land use, storage and disposal of wastes and remediation of contaminated soil and groundwater. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. We may encounter reductions in reserves or be required to make large and unanticipated capital expenditures to comply with governmental laws and regulations, such as:

•	price control;
•	taxation;
•	lease permit restrictions;
•	drilling bonds and other financial responsibility requirements, such as plug and abandonment bonds;
•	spacing of wells;
•	unitization and pooling of properties;
•	safety precautions; and
•	permitting requirements.

Under these laws and regulations, we could be liable for:

•	personal injuries;
•	property and natural resource damages;
•	well reclamation costs, soil and groundwater remediation costs; and
•	governmental sanctions, such as fines and penalties.

Table of Contents	-13-

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

Table of Contents	-14-

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

Table of Contents	-15-

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

The market price of our common stock could be subject to significant fluctuations and the market price could be subject to any of the following factors:

•	our failure to achieve and maintain profitability;
•	changes in earnings estimates and recommendations by financial analysts;
•	actual or anticipated variations in our quarterly and annual results of operations;
•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
•	loss of significant clients or customers;
•	loss of significant strategic relationships.

Table of Contents	-16-

Item 1B. Unresolved Staff Comments.

None

Item 2.  Properties.

We do not own any real property. We lease approximately 850 sq. ft. of office space in Irvine, California, at a monthly rent of $1,860.  The term of the lease expires May 1, 2014. We believe that if necessary there is sufficient office space available at favorable leasing terms both to replace existing office space and to satisfy any additional needs we may have as a result of future expansion.

Item 3. Legal Proceedings.

On November 12, 2013, a complaint was filed in the District Court of Taylor County, Texas, captioned Brent and Brook Hatchett v. New Western Energy Corporation, Case No. 25,863-B. The complaint asserts breach of contract on the part of the Company relating to a Plan and Agreement of Reorganization (the “Contract”) wherein the Company acquired all of the issued and outstanding capital stock of Royal Texas Energy Co. from the Hatchetts. The Hatchetts are seeking the remaining consideration of 600,000 common shares of New Western Energy Coporation payable to them for the acquisition by New Western Energy Corporation of Royal Texas Energy Co. in addition to general damages.

On January 22, 2014, the Company filed an answer denying any wrongdoing and a counterclaim against the Hatchetts, alleging fraudulent inducement and misrepresentations by the Hatchetts in addition to breach of contract and fiduciary duty. The Company is seeking among other things, damages from the Hatchetts, including exemplary damages and court costs and reasonable and necessary attorney’s fees.

The Company believes that the Hatchetts’ claims are baseless and is vigorously defending accordingly.

We are not a party to any other legal proceedings.

Item 4. Mine Safety Disclosures.

None.

Table of Contents	-17-

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

	High Bid	Low Bid
Fiscal Year Ended December 31, 2012
Quarter Ended March 31, 2012	$0.38	$0.20
Quarter Ended June 30, 2012	$0.50	$0.39
Quarter Ended September 30, 2012	$0.74	$0.50
Quarter Ended December 31, 2012	$0.94	$0.52

Fiscal Year Ending December 31, 2013
Quarter Ended March 31, 2013	$1.04	$0.15
Quarter Ended June 30, 2013	$0.33	$014
Quarter Ended September 30, 2013	$0.26	$0.14
Quarter Ended December 31, 2013	$0.31	$0.14

Fiscal Year Ending December 31, 2014
January 1 through March 31, 2014	$0.25	$0.16

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

Stockholders

As of the date of this Report, we had 67 stockholders of record of our common stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Table of Contents	-18-

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

Transfer Agent

Pacific Stock Transfer located at 4045 South Spencer Street, Suite 403, Las Vegas, NV 891219 is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

On January 7, 2013, we issued 100,000 shares of our common stock to a consultant as prepaid consulting fees for services for the year ending December 31, 2013. In addition, on January 11, 2013, we issued 150,000 shares of our common stock as compensation to our non-executive director for services to be rendered for the nine months ending September 30, 2013. The common shares issued are valued at $0.40 per share fair value or $40,000 and $60,000, respectively, based upon cash sales of shares by the Company pursuant to a November 2012 PPM.

On April 15, 2013, we entered into a consulting agreement for business advisory and consulting services effective April, 2013 for a six month period. Pursuant to the agreement, on May 6, 2013, we issued 250,000 shares of common stock to the consultant for such services. The common shares issued are valued at $0.14 per share or $35,000 based upon the closing price of the effective date of the consulting agreement.

On June 3, 2013, we entered into a business consulting and marketing agreement with a consultant for a six months period, and issued 100,000 shares of its common stock valued at $22,000. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement.

On October 1, 2013, we entered into a non-exclusive business advisory and consulting agreement and issued 300,000 shares of our common stock valued at $45,000 for such services over a twelve month period. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period.

On October 31, 2013, we cancelled our promissory note dated December 31, 2012 for $270,000 to a third party due on February 1, 2014. The principal balance on the note due on October 31, 2013 was $147,500. We agreed to issue to the third party 300,000 shares of our common stock to extinguish $73,750 of the principal balance of the note. The common shares were valued at $0.27 per share, the closing price on the date of amendment.

On November 1, 2013, we entered into a non-exclusive agreement with a third party consultant to develop, coordinate, manage and execute a comprehensive corporate finance and investor relations campaign for the Company for a three month period. We issued 250,000 shares of our common stock valued at $65,000 for such services. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period.

On November 6, 2013, we issued 250,000 shares of its common stock valued at $77,500 to a financial consultant as debt issue cost relating to the arranging financing for the Company.

Table of Contents	-19-

On December 5, 2013 and December 19, 2013, we converted $22,425 and $22,137 of our convertible debt (Convertible Note 2) by issuance of 200,000 shares and 250,000 shares of our common stock valued at $0.112125 per share and $0.08855 per share, respectively.

On February 11, 2014, we entered into a consulting agreement for business advisory, investor relations and consulting services effective February 1, 2014 for a six month period. Pursuant to the agreement, on February 11, 2014, we issued 300,000 shares of our common stock to the consultant for such services. The common shares issued are valued at $0.19 per share or $57,000 based upon the closing price of the effective date of the consulting agreement.

On March 26, 2014 and April 9, 2014, we converted $22,950 and $19,440 of our debt pursuant to $50,000 drawn on September 26, 2013 against a convertible promissory note by issuance of 200,000 shares and 160,000 shares of our common stock valued at $0.11475 per share and $0.1215 per share (See Note 8, Convertible Note 3).

All of the issuances by us of our unregistered securities were made in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).  The entities or individuals listed above that purchased the unregistered securities were known to us and our management, through pre-existing business relationships.  They were provided access to all material information, all information necessary to verify such information, and our management in connection with the purchases.  The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

Table of Contents	-20-

Results of Operations for the Years Ended December 31, 2013 and December 31, 2012.

Revenues for the years ended December 31, 2013 and 2012 were $115,204 and $106,582, respectively. Revenues increased in 2013 by $8,622 or 8% primarily due to the acquisition of Fredonia Prospect consisting of Farwell and Puckett gas leases in Wilson County, Kansas in June 2013, which contributed $78,631 from sale of gas production and $23,363 from sale of oil production from the leases acquired in Rogers County, Oklahoma.

Operating expenses for the year ended December 31, 2013 were $1,786,971 compared to $1,440,946 for the same comparable period in 2012. Operating expenses increased by $346,025 or 24% in 2013 primarily due to (i) increase in general and administrative expenses of $560,624 in 2013 as a result of (a) increase in compensation expense of the president and directors fees of $98,500, (b) increase in investor relations and business advisory services of $22,414, (c) increase in travel expense of $53,696 due to performing due diligence on acquisitions of leases in Oklahoma and Kansas , (d) increase in legal and administrative fees of $53,211 for obtaining legal and title opinions of oil and gas leases in Oklahoma and Kansas, (e) increase in consulting, investor relations and business advisory services of $250,906 incurred for obtaining reserve reports on oil and gas properties in Oklahoma and Kansas; for capital raising from third party investors and stockholder; and for marketing and creating market awareness of our Company due to increase in operations; (ii) increase in depreciation, depletion and amortization expense of $76,515 primarily due to the management taking a conservative position in January 2013 and amortizing $65,387 of the lease acquisition costs of unproved mineral properties over the remaining term of the lease, and increase of $6,010 of depreciation expense as a result of placing additional oil and gas equipment of $152,868 in service since January 1, 2013 as compared to prior year and increase of $5,117 of depletion expense due to gas production from Fredonia Prospect gas leases in 2013, (iii) impairment expense in 2013 consisted of impairment of $36,744 of all oil and gas leases and well equipment of RTE due to no activity of such oil and gas properties in Texas.

Impairment expense in 2012 consisted of impairment of goodwill as a result of acquisition of RTE, (iv) increase in oil and gas production costs of $274,508 or 298% in 2013 over 2012 due to the Company expending $136,583 for the drilling operations at Magnus#1 and Anna #1 wells on its B&W Ranch Lease located in Chautauqua County, Kansas, to test oil and gas bearing structures through the Mississippi Dolomite formation, $66,471 on drilling operations on Sam Cannon well in Shackelford County, Texas, for oil exploration, and $127,731 for drilling and exploration of gas wells on its Fredonia Prospect in Wilson County in Kansas, as compared to $0 for the same comparable period in 2012; and (v) gain on sale of oil leases increased by $77,594 because on February 28, 2013, we sold 100% of our working interest in 402 acres of oil and gas leases in the Swenson, McLellan and Reves leases located in Jones County, Texas to a third party for a cash payment of $280,000.

We recorded a gain of $65,424 as a result of the sale of these leases. On June 11, 2013, we sold 100% of our working interest in Mrs. W. G. Trice, Trice and Methodist Home and Trice Methodist “400” Lease, located in Shackelford County, Texas (“Trice Lease”) to a third party for a cash payment of $130,000. Our net investment leasehold costs in Trice Lease as of date of sale amounted to $23,828 and capitalized lease and well equipment cost net of accumulated depreciation was $45,833. We paid $13,000 in fees and commissions to a third party for brokering the sale, paid $35,100 to Hatchett Energy for its 30% share of profits in Trice Lease, and paid $68 in lease operating expenses as of the date of sale. We recorded a gain of $12,170 as a result of sale of Trice Lease. We expect our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Other expenses comprised of interest expense which increased by $429,238 in 2013 compared to 2012 as a result of (i) interest expense of $64,755 on five promissory notes executed by us for our working capital needs and acquisitions, (ii) interest expense of $304,393 related to the amortization of the original issue discount, and (iii) interest expense of $72,002 related to the amortization of the debt discount due to embedded conversion option liabilities on convertible notes. We did not borrow any working capital pursuant to executing convertible notes in 2012.

The convertible notes issued on February 20, 2013 for $125,000, on June 5, 2013 for $75,000, on September 26, 2013 for $50,000, and on November 6, 2013 for $1,232,000 qualifies for derivative accounting treatment due to the variable conversion formula. As a result, we recorded a change in the fair value of the liabilities for the embedded conversion option derivative instrument of $729,795 for the year ended December 31, 2013, which was included in other expenses as of December 31, 2013.

Table of Contents	-21-

Our 51% owned subsidiary 2013 NWE Drilling Program 1 LP recorded a loss of $281,752 for the year ended December 31, 2013. We allocated $138,058 of the limited partnership’s loss to its noncontrolling member in our consolidated financial statements as of December 31, 2013. As a result, the noncontrolling interest of the limited partner was reduced to $511,942 at December 31, 2013.

As a result of the above explanations, net loss applicable to New Western Energy Corporation’s common stockholders for the year ended December 31, 2013 was $2,705,453 as compared to $1,347,076 for the comparable period in 2012.

Liquidity and Capital Resources

The accompanying financial statements for the years ended December 31, 2013 and 2012 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 11, 2014, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to develop mineral leases and sell oil and gas that generates sufficient revenue and cash flows to meet our obligations and on our ability to obtain additional financing or sell assets as may be required to fund current operations. Management’s plans include generating income from our current oil leases and oil drilling operations to permit us to generate sufficient cash flows to continue as a going concern. There is no assurance these plans will be realized.

Net cash used in operating activities for the year ended December 31, 2013 was $1,117,351 primarily due to the net loss for the year of $2,705,453, offset by depreciation, depletion and amortization of $100,957, impairment expenses of $36,744, settlement of interest on promissory note of $8,074, amortization of debt discount of $352,291, amortization of prepaid stock based compensation expense of $289,083, amortization of deferred debt issuance cost of $25,589, stock options compensation expense for services of $243,730, modification of stock options exercise price of $42,412, loss applicable to noncontrolling interest of $138,058, gain on sale oil and gas property and related equipment of $77,594, change in the fair value of embedded conversion option liability of $833,194, change in fair value of warrant liability of $103,399, increase in accounts receivable of $31,280, increase in inventory of $29,938, increase in prepaid expenses and other current assets of $47,500, increase in other assets of $480, increase in accounts payable of $42,855 and increase in accrued expenses of $41,422.

Net cash used in investing activities for the year ended December 31, 2013 was $158,507 due to the purchase of property and equipment of $86,234, proceeds from sale of property and equipment of $410,000, cash paid for expenses relating to the sale of oil and gas property and related equipment of $166,315, and cash paid for purchase and capitalized cost of oil and gas properties of $315,958.

Net cash provided by financing activities for the year ended December 31, 2013 was $2,793,947 principally due to cash proceeds of $158,000 received from the sale of common stock pursuant to a private placement, cash paid for offering costs of $17,700, cash paid for due diligence fees of $274,386 in raising capital, cash received from noncontrolling interest of $650,000, cash received from promissory notes of $2,830,000, cash repayments of $511,389 for notes payable, cash proceeds of $44,922 from related party for working capital needs, and cash repayments of related party advances of $85,500.

As a result of the above activities, we experienced a net increase in cash and cash equivalents of $1,518,089 for the year ended December 31, 2013. Cash and cash equivalents at December 31, 2013 amounted to $1,523,181.

Table of Contents	-22-

To date, we have financed our operations primarily through private placements of the sale of our securities in private offering transactions that were exempt from the registration requirements of the Securities Act and through borrowings. During the years ended December 31, 2013 and 2012, we raised $158,000 and $625,200, respectively, from the sale of equity securities and $283,000 and $0 from third party lenders. We have also borrowed from our President and Chief Executive Officer from time to time for our working capital requirements. During the year ended December 31, 2013 and 2012, we received cash advances of $44,922 and $104,500, respectively, and repaid $85,500 and $202,252, respectively. At December 31, 2013, we are indebted to our President and Chief Executive Officer in the amount of $1,922. Our working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed drilling programs to commercial viability, the level of sales of oil and gas, acquisition costs for new oil and gas leases, and the amounts we invest in strategic relationships. However, because several factors related to the growth of our operations remain outside of our control, there can be no assurance we will achieve commercial viability on our anticipated timeline.

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

We consider our policies for oil and gas properties, mineral properties, long lived assets, asset retirement obligations, environmental matters, valuation of embedded conversion option liabilities, valuation of derivatives and revenue recognition to be critical, due to the continuously evolving standards and industry practices related to revenue recognition, wherein any changes could materially impact the way we report revenues. Accounting policies related to: fair value of financial instruments, stock-based compensation, and income taxes are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies and our procedures related to these policies, are described below.

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

Table of Contents	-23-

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Management may also determine to initiate straight line amortization of a property over the remaining useful life of the lease if management is uncertain as to its ability to recover the asset value but immediate impairment is not indicated. Capitalized costs of producing oil and gas properties (proved or unproved), after considering estimated residual salvage values, are depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

Table of Contents	-24-

Asset Retirement Obligations

We follows the provisions of ASC 410, Asset Retirement and Environmental Obligations , which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. We did not have any asset retirement obligation at December 31, 2013 and 2012.

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

Table of Contents	-25-

Recent Accounting Pronouncements

See Note 2 of our Consolidated Financial Statements included in this report for discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

Table of Contents	-26-

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	F-4

Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2013 and 2012	F-5 to F-6

Consolidated Statements of Cash flows for the years ended December 31, 2013 and 2013	F-7 to F-8

Notes to the Consolidated Financial Statements	F-9 to F-39

Table of Contents	F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

New Western Energy Corporation

We have audited the accompanying consolidated balance sheets of New Western Energy Corporation and Subsidiaries (the Company) at December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Western Energy Corporation and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, for the year ended December 31, 2013 the Company has (i) a net loss applicable to New Western Energy Corporation common shareholders of $2,705,453, (ii) net cash used in operating activities of $1,117,351, and (iii) a working capital deficit of $217,444, and an accumulated deficit of $5,468,129 at December 31, 2013. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 11, 2014

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPA Connect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Table of Contents	F-2

New Western Energy Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,523,181	$5,092
Accounts receivable	43,365	13,339
Inventory	24,713	—
Prepaid expenses and other assets	75,417	30,000
Total current assets	1,666,676	48,431

Property and equipment, net	201,556	98,003
Oil and gas properties, net	1,459,233	865,020
Mineral properties, net	38,143	103,530
Deferred debt issuance cost, net	241,911	—
Other assets	1,930	1,450
Total Assets	$3,609,449	$1,116,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$67,984	$25,129
Accrued expenses	70,491	29,069
Notes payable, current portion	—	377,500
Convertible notes payable, current portion, net of discount of $72,534 at December 31, 2013	21,792	—
Embedded conversion option liability	809,716	—
Warrant liability	912,215	—
Payable to related party	1,922	42,500
Total current liabilities	1,884,120	474,198

Notes payable, long term portion, net of discount of $782,310 at December 31, 2013	791,440	22,500
Convertible notes payable, net of discount of $1,101,586 at December 31, 2013	130,414	—
Total long term liabilities	921,854	22,500
Total Liabilities	2,805,974	496,698

Commitments and contingencies (Note 10)

Stockholders' Equity
New Western Energy Corporation and Subsidiaries Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 72,185,866 and 68,010,866 shares issued and outstanding at December 31, 2013 and 2012, respectively	7,219	6,801
Additional paid in capital	5,752,443	3,375,611
Accumulated deficit	(5,468,129)	(2,762,676)
Total New Western Energy Corporation and Subsidiaries Stockholders' Equity	291,533	619,736
Noncontrolling interest in consolidated subsidiary	511,942	—
Total Stockholders' Equity	803,475	619,736
Total Liabilities and Stockholders' Equity	$3,609,449	$1,116,434

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-3

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Operations

	For the year ended December 31,
	2013	2012

Revenues	$115,204	$106,582

Expenses
Depreciation, depletion and amortization	100,958	24,443
General and administrative	1,360,263	799,639
Impairment expense	36,744	457,577
Gain on sale of oil leases	(77,594)	—
Oil and gas production	366,600	159,287
Total expenses	1,786,971	1,440,946

Loss from operations	(1,671,767)	(1,334,364)

Other income (expenses)
Interest expense	(441,150)	(11,912)
Change in fair value of embedded conversion option and warrant liability	(729,795)	—
Total other income (expenses)	(1,170,945)	(11,912)

Loss from operations before income tax	(2,842,712)	(1,346,276)

Provision for income tax	800	800

Net loss applicable to common stock before allocation to noncontrolling interest	(2,843,512)	(1,347,076)

Net loss applicable to noncontrolling interest in consolidated subsidiary	(138,058)	—

Net loss applicable to New Western Energy Corporation common stock	$(2,705,453)	$(1,347,076)

Basic and diluted net loss per share applicable to New Western Energy Corporation’s common stock	$(0.04)	$(0.02)

Weighted average number of shares outstanding - Basic and Diluted	69,102,095	66,570,199

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-4

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2013 and 2012

	Preferred Shares		Common Shares		Additional	Non-
	Number	Par value	Number	Par value	Paid -in Capital	Controlling Interest	Accumulated Deficit	Total
Balance - December 31, 2011	—	$—	64,226,866	$6,422	$1,911,161	$—	$(1,415,600)	$501,983

Common stock and warrants sold at $0.30 per unit	—	—	2,084,000	209	624,991	—	—	625,200
Acquisition of Royal Texas Energy	—	—	1,000,000	100	199,900	—	—	200,000
Common stock issued to a director for compensation	—	—	50,000	5	14,995	—	—	15,000
Common stock issued to vendors for services	—	—	250,000	25	74,975	—	—	75,000
Issuance of stock options for services	—	—	—	—	309,629	—	—	309,629
Common stock issued for acquisition of oil leases	—	—	400,000	40	119,960	—	—	120,000
Forgiveness of compensation by an officer	—	—	—	—	120,000	—	—	120,000
Net loss - 2012	—	—	—	—	—	—	(1,347,076)	(1,347,076)
Balance - December 31, 2012	—	—	68,010,866	6,801	3,375,611	—	(2,762,676)	619,736

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-5

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2013 and 2012

	Preferred Shares		Common Shares		Additional	Non-
	Number	Par value	Number	Par value	Paid -in Capital	Controlling Interest	Accumulated Deficit	Total
Non-controlling interest contribution	—	—	—	—	—	650,000	—	650,000
Common stock and warrants sold at $0.40 per unit	—	—	395,000	40	157,960	—	—	158,000
Common stock issued to consultants for services	—	—	1,250,000	125	284,375	—	—	284,500
Common stock issued to director for services	—	—	150,000	15	59,985	—	—	60,000
Cash offering cost	—	—	—	—	(17,700)	—	—	(17,700)
Settlement of embedded conversion derivative	—	—	—	—	258,908	—	—	258,908
Modification of stock options exercise price from 60 cents to 20 cents per share	—	—	—	—	42,412	—	—	42,412
Issuance of stock options to directors and consultants for services	—	—	—	—	243,730	—	—	243,730
Settlement of debt by issuance of stock	—	—	300,000	30	81,794	—	—	81,824
Common stock issued for acquisition of oil leases	—	—	1,630,000	163	407,337	—	—	407,500
Common stock issued for conversion of debt	—	—	450,000	45	44,518	—	—	44,563
Warrants issued with debt	—	—	—	—	813,513	—	—	813,513
Net loss applicable to noncontrolling interest in consolidated subsidiary	—	—	—	—	—	(138,058)	—	(138,058)
Net loss - 2013	—	—	—	—	—	—	(2,705,453)	(2,705,453)
Balance - December 31, 2013	—	$—	72,185,866	$7,219	$5,752,443	$511,942	$(5,468,129)	$803,475

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-6

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2013	2012

Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss applicable to New Western Energy Corporation common stock	$(2,705,453)	$(1,347,076)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	35,570	24,443
Bad debt expense	—	30,000
Impairment expense	36,744	457,577
Settlement of interest on promissory note	8,074	—
Amortization of debt discount	352,291	—
Amortization of mineral property	65,387	—
Amortization of prepaid stock based compensation expense	289,083	—
Amortization of deferred debt issuance cost	25,589	—
Stock options compensation expense for services	243,730	—
Stock issued to a director for compensation	—	15,000
Stock issued to vendors for services	—	75,000
Stock options issued to directors and consultants for services	—	309,629
Modification of stock options exercise price	42,412	—
Loss applicable to noncontrolling interest	(138,058)	—
Gain on sale of oil and gas property and related equipment	(77,594)	—
Change in fair value of embedded conversion option liability	833,194	—
Change in fair value of warrant liability	(103,399)	—
Changes in operating assets and liabilities:
Accounts receivable	(31,280)	14,256
Inventory	(29,938)	—
Prepaid expenses and other current assets	(47,500)	(36,127)
Other assets	(480)	—
Accounts payable	42,855	911
Accrued expenses	41,422	142,314
Net cash used in operating activities	(1,117,351)	(314,073)

Cash Flows From Investing Activities:
Cash paid for purchase of property and equipment	(86,234)	(1,014)
Cash proceeds from sale of oil and gas property and related equipment	410,000	5,000
Cash paid for expenses relating to sale of oil and gas property and related equipment	(166,315)	—
Cash acquired as part of acquisition	—	12,058
Cash paid for acquisition	—	(20,186)
Cash paid for oil lease obligations	—	(60,000)
Cash paid for purchase and capitalized cost of oils and gas properties, net	(315,958)	(50,457)
Net cash used in investing activities	(158,507)	(114,599)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-7

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2013	2012
Cash Flows From Financing Activities:
Cash proceeds from sale of common stock and warrants	158,000	625,200
Cash paid for offering costs	(17,700)	—
Cash paid for due diligence fees	(274,386)
Cash received from noncontrolling interest	650,000	—
Cash received from promissory notes	2,830,000	—
Cash repayments for notes payable	(511,389)	(107,087)
Proceeds from related party advances	44,922	104,500
Repayments of related party advances	(85,500)	(205,252)
Net cash provided by financing activities	2,793,947	417,361

Net increase (decrease) in cash and cash equivalents	1,518,089	(11,311)

Cash and cash equivalents, beginning of the period	5,092	16,403

Cash and cash equivalents, end of the period	$1,523,181	$5,092

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$800	$800
Cash paid for interest	$20,856	$1,912

Supplemental disclosures of non-cash investing and financing activities:
Liability incurred for oil and gas property	$—	$300,000
Forgiveness of accrued compensation by related party	$—	$120,000
Common shares issued for purchase of oil and gas property	$407,500	$120,000
Acquisition of Royal Texan Energy Corp. assets:
Accounts receivable	$—	$18,054
Property & equipment, net	—	123,849
Investment in oil and gas properties	—	49,252
Goodwill - non-cash portion	—	325,671
Accounts payable	—	(9,439)
Accrued expenses	—	(2,205)
Notes payable	—	(52,087)
Common stock	—	(100)
Additional paid in consideration	—	(199,900)
Pre-acquisition cash advances	—	(163,095)
Note payable to stockholders	—	(55,000)
Pre-acquisition deposits paid	—	(35,000)
Debt discount	$27,778	$—
Reclassification of derivative Liability to equity	$258,908	$—
Promissory notes issued for lease purchases	$120,000	$—
Common shares issued to consultant as prepaid for services	$284,500	$—
Common shares issued to director as prepaid for services	$60,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-8

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company currently has an ongoing private placement equity offering and has raised cash of $140,300, net of offering costs of $17,700 during the year ended December 31, 2013 and through the date of this report. At December 31, 2013, the Company had a working capital deficit of $217,444 and accumulated deficit of $5,468,129, incurred a net loss applicable to New Western Energy Corporation common shareholders of $2,705,453 during the year ended December 31, 2013 and used cash in operating activities of $1,117,351. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Non-controlling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with Financial Accounting Standards Board – Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and accordingly, the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations.

Table of Contents	F-9

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of marketable securities, valuation of accounts, notes and other receivables, valuation and purchase price allocation of assets acquired and liabilities assumed in business combinations, valuation of beneficial conversion features in convertible debt, valuation of derivatives, valuation of long-lived assets, goodwill, oil gas and mineral properties, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Table of Contents	F-10

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Management may also determine to initiate straight line amortization of a property over the remaining useful life of the lease if management is uncertain as to its ability to recover the asset value but immediate impairment is not indicated. Capitalized costs of producing oil and gas properties (proved or unproved), after considering estimated residual salvage values, are depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

Table of Contents	F-11

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

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

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations at December 31, 2013 and 2012.

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

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Table of Contents	F-12

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash and cash equivalents, amounts receivable, accounts payable, notes payable, embedded conversion option liabilities, warrant liabilities and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at December 31, 2013:

	Carrying Value at	Fair Value Measurements at December 31, 2013
	December 31, 2013	Level 1	Level 2	Level 3
Mineral properties	$38,143	$—	$—	$38,143

Warrant liabilities	$912,215	$—	$—	$912,215

Embedded option conversion liabilities	$809,716	$—	$—	$809,716

The following is a summary of activity of Level 3 assets and liabilities for the year ended December 31, 2013:

Mineral Properties
Balance - December 31, 2012	$103,530
Additions	—
Change in fair value	(65,387)
Balance - December 31, 2013	$38,143

Warrant Liabilities
Balance - December 31, 2012	$—
Additions	1,015,614
Change in fair value	(103,399)
Balance - December 31, 2013	$912,215

Table of Contents	F-13

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

Embedded Option Conversion Liability
Balance - December 31, 2012	$—
Additions	235,430
Change in fair value	833,194
Reclassification to equity	(258,908)
Balance - December 31, 2013	$809,716

Changes in fair value of the embedded conversion liability are included in other income (expense) in the accompanying consolidated statements of operations.

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

Table of Contents	F-14

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

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

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2013, there were Class D, E and F Warrants outstanding for 13,214,616 common shares that if exercised, may dilute future earnings per share and there were convertible debt convertible into 7,315,035 common shares that may dilute future earnings per share.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at December 31, 2013 and 2012, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the consolidated financial statements.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued and not implemented that might have a material impact on its financial position or results of operations.

Table of Contents	F-15

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

NOTE 3: NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

On March 18, 2013, the Company formed a new entity 2013 NWE Drilling Program 1 LP (the “Limited Partnership”). The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas. The Company became the General Partner and owns 51% of the Limited Partnership. The Limited Partnership closed upon receiving a cash contribution of $650,000 from one non-affiliate shareholder of the Company as the Limited Partner. The Company’s contribution as the General Partner was $6,500 in cash and giving the rights and commitment to the Limited Partnership to drill three oil wells on the Company’s B&W Ranch lease. Pursuant to the terms of the partnership agreement, the Limited Partner will be entitled to receive 70% of the net income and cash available for distributions until such time an amount equal to the Limited Partner’s initial investment plus a 50% return on such initial investment is received by the Limited Partner. Thereafter, net income and cash available for distributions shall be allocated 20% to the Limited Partner and 80% to the General Partner. The Limited Partnership entered into a turnkey drilling agreement with the managing General Partner, to drill and complete the partnership wells. The turnkey price includes all ordinary costs of drilling, testing and completing the wells. When the wells begin producing, the General Partner, as operator of the wells will be reimbursed at actual cost for all direct expenses incurred on behalf of the Limited Partnership, and will receive a fixed fee of $250 per well per month for supervising, operating and maintaining the wells during production operations. The Limited Partnership recorded a loss of $138,058 since inception in March 2013 to December 31, 2013, and the Company allocated the Limited Partnership’s loss to its noncontrolling members in its consolidated financial statements as of December 31, 2013.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the year ended December 31, 2013:

Balance at March 18, 2013	$—
Contribution by noncontrolling interest member	650,000
Net loss applicable to noncontrolling interest	(138,058)
Balance at December 31, 2013	$511,942

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2013	2012

Furniture	$8,295	$742
Office equipment	10,272	5,382
Well equipment	212,694	118,849
	231,261	124,973
Less: Accumulated depreciation	(29,705)	(26,970)
	$201,556	$98,003

Depreciation expense for the years ended December 31, 2013 and 2012 was $28,772 and $22,762, respectively. The Company recorded an impairment expense of $20,543 and $0 on well equipment for the years ended December 31, 2013 and 2012, respectively.

Table of Contents	F-16

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

NOTE 5: OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil and gas properties consist of the following:

Unproved Properties:

		December 31,
Name of the property	Type	2013	2012
Rogers County, OK - Glass Lease	Oil	$221,000	$221,000
Roger County, OK - Phillips Lease	Oil	130,000	130,000
Rogers County, OK (9) Leases	Oil	378,600	420,000
Chautauqua County, KS - B&W Ranch Lease	Oil	75,000	75,000
Chautauqua County, KS - Charles & Nancy Smith Lease	Oil	24,750	24,750
Chautauqua County, KS - Lloyd & Patricia Fields Lease	Oil	14,400	14,400
Chautauqua County, KS - Rinck Lease	Oil	24,750	—
Wilson County, KS - Fredonia Prospect	Gas	251,208	—
Wilson County, KS - Volunteer & Landers Lease	Oil	470,000	—
Jones County, TX - Swenson Lease	Oil	—	23,070
Jones County, TX - McLellan Lease	Oil	—	4,191
Jones County, TX - Reves Lease	Oil	—	6,555
Shackelford County, TX – Moran Lease	Oil	9,722	9,722
Shackelford County, TX – Trice Lease	Oil	—	25,333
Uncompleted wells, equipment and facilities		—	36,973
		1,599,430	990,994
Accumulated depletion		(6,697)	(2,196)
Impairment allowance		(133,500)	(123,778)
		$1,459,233	$865,020

Changes in the Uncompleted Wells, Equipment and Facilities were as follows:

	December 31,
	2013	2012
Beginning balance	$36,973	$36,973
Additions	—	—
Sale of lease	(36,973)	—
Reclassification to proved properties	—	—
Costs charged to expense	—	—
Balance at end of the period	$—	$36,973

There were no exploration well costs capitalized for more than one year following completion of drilling. Depletion expense for the years ended December 31, 2013 and 2012 was $6,697 and $1,681, respectively.

At December 31, 2013 and 2012, management conducted an impairment analysis of oil and gas properties and recorded an impairment expense of $9,722 in 2013 and recorded an impairment expense of $123,778 in 2012.

Table of Contents	F-17

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

Rogers County, Oklahoma – Glass Lease

On May 21, 2009, the Company entered into an Agreement with RC Oil Co, Inc. (“Operator”) to acquire the Glass Lease. The Glass Lease is located in the North Eastern part of Oklahoma and consists of approximately 80 acres of leased land and a re-work of fourteen (14) oil wells in the Bartlesville formation. Under the terms of the Agreement, the Company agreed to provide incremental funding to the Operator for operations in return for 75% of the working interest (60.94% net revenue interest) owned by RC Oil in certain leaseholds in Rogers County, Oklahoma, in exchange for $210,000 in cash. In addition to the foregoing, the Company received a right of first refusal to purchase an additional 75% working interest in all future wells developed by the Operator which the Operator presently owns. On November 7, 2011, the Operator assigned its 25% working interest in the Glass Lease to PEMCO, LLC, a non-affiliated third party, and on November 8, 2011, the Company entered into a Joint Venture Contract and Operating Agreement (the “JV Agreement”) with PEMCO, LLC, a non-affiliated third party, to oversee the Company’s operations at its Glass Lease. During 2012, the Company expended $11,000 for capital improvements on the Glass Lease, and recorded such costs as lease costs. The Company agreed to pay its pro-rata share (based on percentage ownership) of the expenses of operation and maintenance of the wells in addition to the same pro-rata share of any work-over operation required for the wells, such as service or replacement parts, as needed. As of December 31, 2013 and 2012, the Company has recorded $14,266 and $10,000 for its shares of lease operating expenses in Glass Lease. In addition, the Company has paid all of its obligations of $221,000 under the Glass lease as of December 31, 2013 and 2012. The Company evaluated its investment in Glass Lease property and provided an impairment allowance of $123,778 as of December 31, 2013 and 2012.

Rogers County, Oklahoma - Phillips Lease

On June 27, 2009, the Company entered into an Agreement with RC Oil Co, Inc. (“Operator”) to acquire the Phillips Lease in Rogers County, Oklahoma. Under the terms of the Agreement, the Company paid $130,000 to the Operator for operations of Phillips Lease in return for 75% of the working interest (60.94% net revenue interest) owned by the Operator in Phillips Lease. Phillips Lease has seven (7) wells recompletion project which includes one (1) salt water injection well. The Phillips leasehold property contains approximately 150 acres. The project, similar to the Glass project, is a re-completion project with plans to produce the Bartlesville formation. This eliminates the risk normally associated with new drills and the lease is located in an area surrounded by proven and long lasting production. On October 23, 2011, the Operator assigned its 25% working interest in Phillips Lease to PEMCO, LLC, a non-affiliated third party, and on October 24, 2011, the Company entered into a Joint Venture Contract and Operating Agreement (the “JV Agreement”) with PEMCO, LLC, to oversee the Company’s operations at its Phillips Lease. The Company agreed to pay its pro-rata share (based on percentage ownership) of the expenses of operation and maintenance of the wells in addition to the same pro-rata share of any work-over operation required for the wells, such as service or replacement parts, as needed. As of December 31, 2013 and 2012, the Company recorded $0 for its share of lease operating expenses in the Phillips Lease. In addition, the Company has paid all of its obligations of $130,000 under the Phillips Lease as of December 31, 2013 and 2012.

Rogers County, Oklahoma - (Nine (9) Leases) - Jackson Lease, Acro/Selby Lease, Anna Lease, Kerrigan Lease, Calvin Lease, Jameson Lease, Thomas Lease, Winchester Lease and Winchester II Lease (“Leases”)

On December 31, 2012, the Company entered into an assignment agreement with a third party “Assignor”, whereby, the Assignor agreed to assign to the Company eight (8) oil and gas lease agreements “Leases” with various land owners, collectively the “Lessor”, wherein Assignor acquired from Lessor certain rights to explore, develop, drill and otherwise exploit the land for oil, gas and water deposits for a total consideration of $420,000. The assignment consisted of eight (8) leases located in Rogers County, Oklahoma covering approximately 1,520 acres of land with total oil reserves of approximately 2,830,240 barrels. In consideration for the assignment of the Leases, the Company agreed to pay to the Assignor $300,000 by delivering two (2) promissory notes in the amounts of (i) $30,000, payable on or before January 10, 2013, and (ii) $270,000, payable in twelve (12) consecutive monthly installments of $22,500, commencing February 1, 2013. As additional consideration, the Company agreed to issue to the Assignor a stipulated dollar amount, as contractually agreed, of Company’s common stock valued at a price based on the closing price averaged over the five (5) business days prior to the closing. The Company issued to the Assignor 400,000 shares of its common stock valued at $120,000 on December 31, 2012. The total consideration of $420,000 paid for the assignment of eight (8) leases was allocated $281,100 to oil and gas properties and $138,900 to well equipment.

Table of Contents	F-18

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

On December 2, 2013, the Company entered into and completed the acquisition of Winchester II oil & gas lease (ninth lease) consisting of 80 acres adjacent to its Winchester & Thomas leases in Rogers County, Oklahoma for a purchase price of $97,500, consisting of $60,000 cash and 150,000 shares of the Company’s common stock (See Note 11). The lease has 5 existing oil and gas wells and one water injection well. The Company has paid $60,000 cash and has issued 150,000 shares for the acquisition of the Winchester II lease as of December 31, 2013.

The Company has recorded a total investment in all nine (9) leases of $378,600 and $420,000 as of December 31, 2013 and 2012. Subsequent to this strategic acquisition, the Company's combined leasehold area in Oklahoma is now approximately 1,830 acres with 130 wells and 11 disposable wells.

Chautauqua County, Kansas - Chautauqua Lease B&W Ranch

On December 20, 2011, the Company entered into an Assignment of Oil and Gas Lease with a third party for an oil and gas property in Kansas named “Chautauqua Lease B&W Ranch”, whereby the assignor(s) granted the rights to the Company to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The assignors agreed to transfer 90% of their rights, title, interest, and duties and obligations in Chautauqua Lease B&W Ranch to the Company for a total consideration of $75,000. The Company’s net revenue interest in Chautauqua Lease B&W Ranch was calculated at 70.425% after paying the mineral owners and other fees. The terms of payment agreed were (a) $15,000 upon execution of the Assignment, (b) $30,000 on or before January 15, 2012, and (c) $30,000 on or before January 31, 2012. The Company has paid the $60,000 obligation as of December 31, 2012. The Company has not started any oil and gas exploration on Chautauqua Lease as of December 31, 2013.

Chautauqua County, Kansas - Chautauqua Lease Charles & Nancy Smith

On May 11, 2012, the Company entered into an Assignment of Oil and Gas Lease with a third party for an oil and gas property in Kansas named Chautauqua Lease – Charles & Nancy Smith (“Smith Lease”), whereby the assignor(s) granted the rights to the Company to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The assignors agreed to transfer 90% of their rights, title, interest, and duties and obligations in the Smith Lease to the Company for a total consideration of $24,750. The Company’s net revenue interest in the Smith Lease was calculated at 73.125% subject to the reserved 6.25% Overriding Royalty Interest after paying the mineral owners and other fees. The Company paid the total consideration of $24,750 on April 26, 2012. The Company has not started any oil and gas exploration on Smith Lease as of December 31, 2013.

Chautauqua County, Kansas - Chautauqua Lease Lloyd & Patricia Fields

On November 21, 2012, the Company entered into an Assignment of Oil and Gas Lease with a third party for an oil and gas property in Kansas named Chautauqua Lease Lloyd & Patricia Fields (“Fields Lease”), whereby the assignor(s) granted the rights to the Company to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons in approximately 300 acres of land. The assignors agreed to transfer 100% of their rights, title, interest, and duties and obligations in the Fields Lease to the Company for a total consideration of $14,400. The Company’s net revenue interest in the Fields Lease was calculated at 81.25% subject to the reserved 18.75% Royalty Interest payable to the mineral owners. The lease shall remain in force for a term of three (3) years from assignment date and as long thereafter as oil, gas, casing-head gas, casing-head gasoline or any of the products covered by this lease are produced. The Company has paid the total consideration of $14,400 on November 9, 2012. The Company has not started any oil and gas exploration on the Fields Lease as of December 31, 2013.

Table of Contents	F-19

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

Chautauqua County, Kansas - Rinck Oil and Gas Lease

On March 7, 2013, the Company entered into an Assignment of Rinck Oil and Gas Lease with a third party to acquire an oil and gas property in Kansas named the “Rinck Lease”, whereby the assignor granted the rights to the Company to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The Rinck Lease consists of 553.4 acres of land in Chautauqua County, Kansas. The assignor agreed to transfer 100% of the assignor’s right, title and working interest in the Rinck Lease to the Company for a total consideration of $24,750. The Company’s net revenue interest in the Rinck Lease was calculated at 81.25% subject to the royalty of 18.75% payable to the landowners. The Company has paid the total consideration of $24,750 as of March 31, 2013. The Company has not started any oil and gas exploration on the Rinck Lease as of December 31, 2013.

Wilson County, Kansas – Fredonia Prospect consisting of Farwell Lease, Puckett Lease and Farwell/Eagle Lease

On June 1, 2013, the Company entered into a Lease Purchase Agreement (“Agreement”) with two third parties to acquire all of their oil and gas lease interests in Fredonia Prospect which included Farwell Lease consisting of 636 acres, Puckett Lease consisting of 240 acres, and Farwell/Eagle Lease including lease amendment consisting of 178 acres, for a total purchase consideration of $325,000. The purchase price was allocated $251,208 to oil and gas properties and $73,792 to equipment. The purchase price was agreed to be paid to the third parties in the form of $205,000 cash and the balance $120,000 in the form of two promissory notes bearing 5% annual interest and payable in four (4) monthly installments commencing on July 15, 2013. The third parties assigned to the Company a one hundred percent (100%) working interest (85% net revenue interest) in and to the assets and oil and gas lease of the Farwell Lease and Farwell/Eagle Lease, and a one hundred percent (100%) working interest (87.5% net revenue interest) in and to the assets and oil and gas lease of the Puckett Lease. The Company has paid $205,000 cash and $120,000 towards the two promissory notes to the third parties for conveying their oil and gas interests in these leases as of December 31, 2013. The Company has recorded $78,631 in revenues from sale of gas on these leases as of December 31, 2013.

Wilson County, Kansas - Volunteer & Landers Lease

On December 11, 2013, the Company completed the acquisition of Volunteer Lease which consists of approximately 440 acres with 14 existing oil wells and 3 water injection wells and Landers Lease, which consists of approximately 160 acres with 3 existing oil wells in Wilson County, Kansas.  The Company acquired the leases from a third party for an aggregate purchase price of $470,000 consisting of $100,000 cash and 1,480,000 shares of NWE’s restricted common stock. The Volunteer & Landers leases also have proven behind pipe coal gas reserves, as well as the required existing gas collection facilities located upon the leases. The Company plans to recomplete several of the exiting producing oil wells in their behind pipe coal gas reservoirs so as to produce both oil and gas from the same existing well bores. The Company has paid $100,000 in cash and issued 1,480,000 shares for the acquisition of these leases as of December 31, 2013 (See Note 11). Subsequent to this strategic acquisition, the Company's combined leasehold interests in Kansas consists of approximately 4,740 acres with 27 oil and gas wells and 4 water injection wells.

Table of Contents	F-20

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

Shackelford County, Texas - Moran Lease

On January 2, 2012, as part of the RTE acquisition, the Company acquired an assignment of Moran Lease for $20,000 of which $9,722 was recorded as investment in oil and gas properties and $10,278 in lease and well equipment. Moran Lease included the oil, gas and mineral interests in Terry Heirs #1, Lane #1, 2 and 3, Cottle #1, and Maxwell #1 among others. RTE acquired this lease on October 12, 2009, when RTE entered into a Purchase and Sale Agreement and agreed to purchase the right, title and interest in, to and under the oil, gas and mineral leasehold interest in the Terry Heirs #1 and Lane #1, 2 and 3 oil and gas wells on properties located in Schackelford County, Texas. The Company has paid off the total consideration of $20,000 as of December 31, 2013. In addition, as part of the RTE acquisition, the Company acquired the rights and title to well equipment on oil and gas properties relating to Cottle #1 and Maxwell #1 leases in the amounts of $10,594 and $10,758. The Company has not started any oil and gas exploration on the Moran Lease as of December 31, 2013. Management has conducted an impairment analysis on Moran lease and recorded an impairment expense of $9,722 on its investment in oil and gas properties and $20,543, net of accumulated depreciation, on well equipment on Moran Lease as of December 31, 2013. The Company also recorded an additional impairment of $1,254 of accounts receivable and $5,225 of oil inventory on Moran Lease for a total impairment expense of $36,744 for the year ended December 31, 2013 (See Note 10).

Jones County, Texas - Sale of Swenson Lease, McLellan Lease and Reves Lease

On February 28, 2013, the Company sold its 100% working interest in 402 acres of oil and gas leases in the Swenson, McLellan and Reves Leases in Jones County, Texas (collectively referred to as these “Leases”), to a third party for a cash payment of $280,000. The Company’s leasehold costs in these Leases amounted to $33,023 and capitalized lease and uncompleted wells equipment, and facilities costs of these Leases were $63,406 as of February 28, 2013. In addition, the Company paid legal fees and commissions of $29,000 to third parties for brokering the sale, incurred lease operating expenses of $13,847to get the Swenson Lease saleable, and paid $75,300 to Hatchett Energy for its 30% share in these Leases. The Company recorded a gain of $65,424 as a result of sale of these Leases in its consolidated financial statements as of December 31, 2013.

Shackelford County, Texas - Sale of Mrs. W. G. Trice, Trice and Methodist Home and Trice Methodist “400” Lease, (“Trice Lease”)

On June 11, 2013, the Company sold its 100% working interest in oil and gas leases in Trice Lease to a third party for a cash payment of $130,000. The Company’s net investment leasehold costs in Trice Lease as of date of sale amounted to $23,828 and capitalized lease and well equipment cost net of accumulated depreciation was $45,833. The Company paid $13,000 in fees and commissions to a third party for brokering the sale, paid $35,100 to Hatchett Energy for its 30% share of profits in Trice Lease, and paid $68 in lease operating expenses as of the date of sale. The Company recorded a gain of $12,170 as a result of sale of Trice Lease in its consolidated financial statements as of December 31, 2013.

Table of Contents	F-21

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

NOTE 6: MINERAL PROPERTY

The Company’s aggregate capitalized costs related to mineral property consist of the following:

Unproved Mineral Property:

		December 31,
Name of Property	Type	2013	2012

Wellsboro Lease	Gravel	$103,530	$103,530
		103,530	103,530
Less: Accumulated depletion		—	—
		103,530	103,530
Less: Amortization		(65,387)	—
		$38,143	$103,530

Wellsboro Lease, Tioga County, Pennsylvania

On June 29, 2009, the Company negotiated to acquire a land lease near Middlebury Township in Tioga County, Pennsylvania. The Company acquired an 87.5% net revenue interest in any minerals and an 85% net revenue interest in any gas. The total consideration paid for this acquisition was $103,530 of which $45,000 was paid in cash and the remaining $58,530 was paid by issuance of the Company’s 300,000 shares of common stock and 300,000 warrants at an exercise price of $0.50 per share, both stock and warrants valued at a total of $58,530. This property of approximately 23 acres is located on a glacial aged kame terrace. The terrace sands, gravels and finer sediments were deposited in response to blockage by glacial ice. The potential usable deposit conceivably may be significantly larger. The lease term of Wellsboro Lease expires on July 31, 2014. Since there was no production of minerals during the years ended December 31, 2013 and 2012, no depletion expense relating to mineral properties has been recorded for the years ended as of December 31, 2013 and 2012. The Company has taken a conservative position to amortize the lease acquisition cost over the remaining term of the lease. The Company recorded amortization expense of $65,387 and $0 for the years ended December 31, 2013 and 2012, respectively. The amortization expense is included in depreciation, depletion and amortization expenses in the consolidated financial statements for the year ended December 31, 2013 and 2012. The Company has not started any gravel exploration on Wellsboro Lease as of December 31, 2013.

Table of Contents	F-22

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

NOTE 7: NOTES PAYABLE

Notes payable consist of:

	December 31,
	2013	2012
Stockholder note payable, unsecured, bearing interest at 10% per annum, originally due on December 31, 2012 and extended to December 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	$—	$50,000

Stockholder note payable, unsecured, bearing interest at 10% per annum, due on January 31, 2013, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	—	50,000

Note payable to a third party, unsecured, bearing interest at 5% per annum, due on February 1, 2014, is subordinated in right of payment to the prior payment in full of all future bank rediscount line of credit or loan	—	270,000

Note payable to a third party, unsecured, bearing interest at 5% per annum, due on September 30, 2015, is subordinated in right of payment to the prior payment in full of all bank rediscount line of credit or loan	73,750	—

Stockholder note payable, secured, bearing interest at 10% per annum, due on October 31, 2015, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	1,500,000	—

Note payable to a third party, unsecured, bearing interest at 0% per annum, due on January 7, 2013	—	30,000
	1,573,750	400,000
Notes payable - Current Portion	—	(377,500)
Notes payable – Long term Portion	1,573,750	22,500
Less: Unamortized discount	(782,310)	—
	$791,440	$22,500

On January 7, 2013, the Company paid $30,000 due on the promissory note payable to a third party. On February 28, 2013, the Company paid $50,000 to a stockholder in full settlement of the promissory note and $7,500 in accrued interest due as of January 31, 2013.

On May 21, 2013, the Company received $300,000 from a stockholder on a promissory note, unsecured, bearing interest at 10% per annum, due on December 31, 2013. On November 5, 2013, the stockholder advanced $1,200,000 to the Company and combined the two promissory notes into one note of $1,500,000, secured by Company’s stock, bearing interest rate of 10% per annum, due on October 15, 2015. The stockholder was also issued warrants to purchase 7,500,000 common shares exercisable for three (3) years at $0.25 per share. The transaction was treated as a debt extinguishment and the warrants were recorded as a debt discount and additional paid in capital at their relative fair value of $813,513, amortization was $31,203 in 2013.

Table of Contents	F-23

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

On October 31, 2013, the Company cancelled its promissory note dated December 31, 2012 for $270,000 to a third party due on February 1, 2014. The principal balance on the note due on October 31, 2013 was $147,500. The Company agreed to issue to the third party 300,000 shares of its common stock to extinguish $73,750 of the principal balance of the note (See Note 11). The common shares were valued at $0.27 per share, the closing price on the date of amendment. In addition, the Company executed a New Promissory Note for $73,750, which is unsecured, bearing 5% interest, principal and interest due on September 30, 2015. This modification was treated as a debt extinguishment for accounting purposes with no gain or loss on extinguishment.

The Company paid $15,000 towards a promissory note due to a related party and $105,000 to a third party as of December 31, 2013.

On December 30, 2013, the Company paid $50,000 to a stockholder in full settlement of a promissory note and $12,084 in accrued interest as of December 30, 2013.

The Company recorded interest expense of $33,057 and $11,912 related to notes payable for the years ended December 31, 2013 and 2012, respectively.

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of:

	December 31,
	2013	2012
Note payable to a third party, bearing one-time interest of 12%, one year term, due on June 5, 2014 (“Convertible Note 2”)	$38,771	$—

Note payable to a third party, bearing one-time interest of 12%, one year term, due on September 26, 2014 (“Convertible Note 3”)	55,555	—

Note payable to a third party, bearing interest of 8% per annum, due February 1, 2015 (“Convertible Note 4”)	1,232,000	—
Convertible notes payable	1,326,326	—
Less: debt discount	(1,174,120)	—
Convertible notes payable, net	152,206	—
Less: current portion	21,792	—
Convertible notes payable, non-current	$130,414	$—

Convertible Note 1

On February 20, 2013, the Company received $125,000 from a third party against a $500,000 Convertible Promissory Note (the “Note 1”) executed on February 15, 2013. The total consideration receivable against the Note 1 was $450,000, with the Note bearing $50,000 original issue discount (OID) resulting in a principal amount due from this draw of $138,888. The Company may repay the Note 1 at any time on or before 90 days from the delivery of the first payment of consideration by the lender (herein referred to as “Effective Date”), after which the Company may not make further payments on the Note 1 prior to the maturity date of February 15, 2014 without written approval from the lender. If the Company repays the Note 1 on or before 90 days from the Effective Date, the interest rate shall be 0%. If the Company does not repay the Note 1 on or before 90 days from the Effective date, a one-time interest charge of 12% shall be applied to the principal sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The lender has the right at any time after the Effective Date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lessor of $0.40 or 60% of the lowest trade price in the 25 trading days prior to the conversion.

Table of Contents	F-24

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

In connection with the issuance of the Note 1, the Company recorded a loan discount related to the OID in the amount of $13,888 which will be amortized to interest expense over the life of the Note 1. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $110,430 which will be amortized to interest expense over the life of the convertible note. On May 17, 2013, the Company paid in full $138,888 of the principal sum due on Note 1 and $213,067 of embedded conversion option liability was reclassified to equity. For the year ended December 31, 2013, the Company has recognized interest expense of $13,888 related to the amortization of the OID and $110,430 related to the amortization of the embedded conversion option liability discount as it related to this Note 1.

Convertible Note 2

On June 5, 2013, the Company received $75,000 (the “Draw”) from a third party against a $500,000 Convertible Promissory Note (the “Note 2”) executed on June 4, 2013. The total consideration receivable against the Note 2 was $450,000, with the Note 2 bearing $50,000 original issue discount (OID) resulting in a principal amount due on this draw of $83,333. A one-time interest charge of 12% shall be applied to the principal sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The maturity date is one year from the effective date of each payment and is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lessor of $0.22 or 67.5% of the lowest trade price in the 25 trading days previous to the conversion.

In connection with the issuance of the Note 2, the Company recorded a loan discount related to the OID in the amount of $8,333 which will be amortized to interest expense over the term of the Draw. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $75,000 which will be amortized to interest expense over the term of the Draw and an initial change in fair value of $42,591 for a total initial embedded conversion option liability of $117,591. For the year ended December 31, 2013, the Company has recognized interest expense of $4,691 related to the amortization of the OID and $43,773 related to the amortization of the embedded conversion option liability discount as it related to this Note 2. Furthermore, on December 5, 2013 and December 19, 2013, the Company converted $22,425 and $22,137 of the debt by issuance of 200,000 shares and 250,000 shares, respectively, of its common stock valued at $0.112125 per share and $0.08855 per share (See Note 11). Based on the conversion amounts an aggregate $45,841 was reclassified from the embedded conversion option liability to additional paid in capital. The note balance was $38,771 at December 31, 2013.

Convertible Note 3

On September 26, 2013, the Company received $50,000 (the “Draw”) from a third party against a $500,000 Convertible Promissory Note (the “Note 3”) executed on September 25, 2013. The total consideration receivable against the Note 3 was $450,000, with the Note 3 bearing $50,000 original issue discount (OID) resulting in a principal amount due from this draw of $55,556. A one-time interest charge of 12% shall be applied to the principal sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The maturity date is one year from the effective date of each payment and is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lessor of $0.22 or 67.5% of the lowest trade price in the 25 trading days previous to the conversion.

Table of Contents	F-25

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

In connection with the issuance of the Note 3, the Company recorded a loan discount related to the OID in the amount of $5,555 which will be amortized to interest expense over the term of the Draw. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the Draw and an initial change in fair value of $17,511 for a total initial embedded conversion option liability of $67,511. For the year ended December 31, 2013, the Company has recognized interest expense of $1,461 related to the amortization of the OID and $13,151 related to the amortization of the embedded conversion option liability discount as it related to this Note 3. The note balance was $55,555 at December 31, 2013.

Convertible Note 4

On November 6, 2013, the Company entered into a Definitive Agreement (the "Securities Agreement") for a private offering with an Investor for the sale of the Company’s securities (debt and warrants) for $1,232,000. The offering closed on November 15, 2013 (“funding date”).

Debt issue costs paid to or on behalf of the lender were $84,386. This amount plus an original issue discount (OID) of $132,000 and warrant discount discussed below of $1,219,332 were allocated by charging $1,232,000 to debt discount and $203,718 to change in fair value of warrant liability, and recorded in other expense in the accompanying statements of operations.

The Company engaged a placement agent with respect to the Offering. The Company paid the placement agent upon receipt of the gross proceeds at the Closing, a commission of $95,000 plus 250,000 shares of the Company’s restricted common stock valued at $77,500 based on the fair value of common stock on the date of Agreement. The Company also paid $35,000 in other issue costs to third parties. The total $207,500 is recorded as a deferred debt issue costs as an asset. All discounts and debt issue costs are being amortized to interest expense over the debt term of 1.22 years.

The Company closed the offering on November 15, 2013 and received net cash proceeds of $936,233.

The securities were sold pursuant to the Securities Purchase Agreement entered into by and among the Company and the Investor (the “Agreement”) and consists of (i) 8% original issue discount senior secured convertible promissory debentures in the issuance amount of $1,232,000 (the “Debentures”) and (ii) three year warrants to purchase 6,383,420 shares of the Company’s common stock, which are exercisable at $0.2316 per share. The net proceeds from the offering will be used by the Company for drilling and rework of oil and gas wells and general working capital. The Agreement contained certain customary representations, warranties and covenants

The Debentures are convertible into shares of Common Stock at any time prior to maturity at $0.193 per share (the “Conversion Price”), subject to certain conversion limitations set forth in the Debentures and certain price protection described below. The Company shall pay interest on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 8% per annum, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 1, 2014. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, based on a share value equal to the lesser of (a) 90% of the average of the volume weighted average price (the “VWAP”) for the 20 consecutive trading days prior to the applicable interest payment date and (b) 100% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date less $0.01. On each of May 1, 2014, August 1, 2014, November 1, 2014, and February 1, 2015, the Company is obligated to redeem an amount equal to $308,000 (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the Debentures) (collectively, the “Periodic Redemption Amount”).

Table of Contents	F-26

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

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

The Warrants are exercisable for a period of three years and are subject to “weighted average” and other customary anti-dilution protections including full ratchet protection.

As collateral security for all of the Company’s obligations under the Securities Agreement and related documents executed in connection with the Offering, the Company and its subsidiaries (the “Subsidiaries”), granted the Investor a first priority security interest in all of the Company’s and Subsidiaries assets pursuant to the terms of the Security Agreement. To further secure the Company's obligations, the Subsidiaries also executed a Guarantee, dated as of November 6, 2013 (the “Guaranty”), pursuant to which the Subsidiaries have agreed to guaranty the Company’s obligations owed to the Investor.

Due to the “full ratchet” price protection in warrant, the warrant is accounted for as a derivative liability in the balance sheet at fair value. The warrant liability was valued at the funding date at its fair value of $1,219,332 using the Black-Scholes option pricing model with the following assumptions; stock price $0.22, expected term of 3 years, expected volatility of 175% and discount rate of 0.58%. The warrant value was allocated $1,015,614 to debt discount and $203,718 to change in fair value of warrant liability, an other expense in the accompanying statements of operations.

Due to the “full ratchet” price protection in the convertible Debenture, the embedded conversion feature was bifurcated and accounted for as a derivative liability in the balance sheet at fair value. The initial valuation and recording of this derivative liability was $972,532 using the Black-Scholes option pricing model with the following assumptions; stock price $0.22, expected term of 1.22 years, expected volatility of 176% and discount rate of 0.75%, and charged to change in fair value of embedded conversion option liability, an other expense. The note balance was $1,232,000 at December 31, 2013.

For the year ended December 31, 2013, the Company has recognized and recorded interest expense of $48,866 related to Note 1, Note 2, Note 3 and Note 4, and $395,282 related to the amortization of other discounts of Note 1, Note 2, Note 3 and Note 4.

NOTE 9: RELATED PARTY TRANSACTIONS AND BALANCES

At December 31, 2013 and 2012, amounts due to the Chief Executive Officer (“Related Party”) for advances made to the Company for working capital were $1,922 and $42,500, respectively. Amounts due to the Related Party are unsecured, non-interest bearing and due on demand without specific repayment terms. In addition, compensation payable to the Related Party pursuant to the terms of an employment agreement amounted to $140,000 and $120,000 as of December 31, 2013 and 2012, respectively. In 2012, the Related Party forgave the Company the compensation of $120,000 earned for the year ended December 31, 2012, and as a result, the Company recorded the forgiveness of compensation to additional paid in capital in the accompanying consolidated financial statements for the year ended December 31, 2012.

On January 11, 2013, the Company issued 150,000 shares of its common stock as compensation to its non-executive director for services to be rendered for the nine months ending September 30, 2013. The common shares issued are valued at $0.40 per share fair value based upon contemporaneous cash sales of shares by the Company. The Company recognized the consulting fees expense for such issuances as the services were rendered to the Company.

Table of Contents	F-27

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

On June 1, 2013, the Company executed a promissory note in the principal amount of $15,000 payable to an entity, owned by a director of the Company. The promissory note is unsecured, bearing interest at 5% per annum, and payable in four (4) equal installments of $3,750 commencing on July 15, 2013, due on October 15, 2013. The Company has paid the principal note payable balance of $15,000 and interest expense of $182 as of December 31, 2013. In addition, the Company paid $25,625 to an entity owned by the director of the Company as finder’s fee for brokering the purchase of oil and gas leases in Wilson County, Kansas.

On June 1, 2013, the Company entered into a business consulting and marketing agreement with its non-executive director for a twelve months period at the rate of $2,500 per month. The Company recorded an expense of $17,500 as consulting fees for the year ended December 31, 2013.

On November 18, 2013, the Company paid $50,000 in commissions to an entity controlled by a non-executive director of the Company for arranging $1,200,000 in financing for the Company. The Company recorded $50,000 as debt issuance cost and will amortize the expense over the term of debt. The Company recorded an amortization of debt issue cost of $3,634 as interest expense for the period ended December 31, 2013.

The Company engages an entity owned by a director of the Company to be the operator on its oil and gas lease properties in Wilson County, Kansas. The Company has paid the operator $368,007 for lease operating expenses for these oil and gas leases for the year ended December 31, 2013.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Employment Agreement

On January 1, 2014, the Company entered into an employment agreement with its Chief executive Officer to retain his services through the year ended December 31, 2018. As an inducement to enter into the employment agreement, the Company paid a signing bonus of cash payment of $50,000 on January 6, 2014. Pursuant to the terms of the employment agreements, total minimum compensation commitments for years ended December 31, 2014 through 2018 are $240,000, $252,000, $264,600, $277,830 and $291,722, respectively.

Litigation Costs and Contingencies

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

On November 12, 2013, a complaint was filed in the District Court of Taylor County, Texas, captioned Brent and Brook Hatchett (“Hatchetts”) v. New Western Energy Corporation, Case No. 25,863-B. The complaint asserts breach of contract on the part of the Company relating to a Plan and Agreement of Reorganization (the “Contract”) wherein the Company acquired all of the issued and outstanding capital stock of Royal Texas Energy Co. from the Hatchetts. The Hatchetts are seeking the remaining consideration payable to them for the acquisition by New Western Energy Corporation of RTE in addition to general damages. Of the total 1,000,000 common shares to be paid as consideration to the owners of RTE, 400,000 shares have been issued and 600,000 common shares have been issued but not distributed to Hatchetts by the Company (See Note 13).

On January 22, 2014, the Company filed an answer denying any wrongdoing and filed a counterclaim against the Hatchetts, alleging fraudulent inducement and misrepresentations by the Hatchetts in addition to breach of contract and fiduciary duty. The Company is seeking among other things, damages from the Hatchetts, including exemplary damages, court costs and reasonable and necessary attorney’s fees.

Table of Contents	F-28

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

The Company believes that the Hatchetts’ claims are baseless and is vigorously defending accordingly.

The Company has recorded an impairment expense relating to this matter of $36,744 in 2013 (See Note 5).

The Company is not a party to any other legal proceedings.

NOTE 11: STOCKHOLDERS' EQUITY

The Company’s capitalization at December 31, 2013 was 250,000,000 authorized common shares and 5,000,000 authorized preferred shares, both with a par value of $0.0001 per share.

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

On January 26, 2012, the Company issued to the owners of RTE 1,000,000 shares of its common stock valued at $200,000 or $0.20 per share, based on the closing price per share, in exchange for the acquisition of 100% of capital stock of RTE (See Note 13).

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

From January 1, 2013 to November 20, 2013, the Company sold 395,000 Units, pursuant to a November 8, 2012 Private Placement Equity Offering (“PPM”), for cash proceeds of $158,000 or $0.40 per Unit, each Unit consisting of one share of common stock and one redeemable Class D Warrant to purchase one share of common stock at an exercise price of $1.25 per share. Class D 395,000 warrants expire on December 31, 2014. The Class D warrants are redeemable by the Company at a redemption price of $0.05 per warrant upon at least 30 days' prior written notice, commencing on six months from the date of this PPM if the average of the closing bid price of the common stock exceeds $2.50 per share for 20 consecutive business days ending within 3 days of the date on which notice of redemption is given. The PPM closed on December 1, 2013.

Table of Contents	F-29

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

On January 7, 2013, the Company issued 100,000 shares of its common stock to a consultant as prepaid consulting fees for services for the year ending December 31, 2013. In addition, on January 11, 2013, the Company issued 150,000 shares of its common stock as compensation to its non-executive director for services to be rendered for the nine months ending September 30, 2013. The common shares issued are valued at $0.40 per share fair value or $40,000 and $60,000, respectively, based upon cash sales of shares by the Company pursuant to a November 2012 PPM. The Company recognized the stock-based compensation expense and consulting fees expense as the services are rendered to the Company.

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

On October 1, 2013, the Company entered into a non-exclusive business advisory and consulting agreement and issued 300,000 shares of its common stock valued at $45,000 for such services over a twelve month period. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period.

On November 1, 2013, the Company entered into a non-exclusive agreement with a third party consultant to develop, coordinate, manage and execute a comprehensive corporate finance and investor relations campaign for the Company for a three month period. The Company issued 250,000 shares of its common stock valued at $65,000 for such services. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period.

On November 6, 2013, the Company issued 250,000 shares of its common stock valued at $77,500 to a financial consultant as debt issue cost relating to the arranging financing for the Company.

On December 2, 2013, the Company acquired certain oil and gas lease named “Winchester II” located in Rogers County, Oklahoma, and issued 150,000 shares of its common stock valued at $37,500 as part of the lease acquisition cost (See Note 5). The common shares issued are valued at the closing price of stock on the effective date of the lease acquisition agreement.

On December 3, 2013, the Company acquired certain oil and gas leases named “Volunteer and Landers” located in Wilson County, Kansas. The Company issued 1,480,000 shares of its common stock valued at $370,000 as part of the lease acquisition cost (See Note 5). The common shares issued are valued at the closing price of stock on the effective date of the lease acquisition agreement.

On December 5, 2013 and December 19, 2013, the Company converted $22,425 and $22,137 of its convertible debt (Convertible Note 2 – See Note 8) by issuance of 200,000 shares and 250,000 shares of its common stock valued at $0.112125 per share and $0.08855 per share, respectively (See Note 8).

On October 31, 2013, the Company cancelled its Promissory Note (the “Note”) dated December 31, 2012 for $270,000 to a third party due on February 10, 2014. The principal balance on the Note due on October 31, 2013 was $147,500. On November 12, 2013, the Company issued to the third party 300,000 shares of its common stock to extinguish $73,750 of the principal and $8,074 of accrued interest balance of the Note (see Note 7). The common shares were valued at $0.27 per share, the closing price on the date of amendment. In addition, the Company executed a New Promissory Note for $73,750, which is unsecured, bearing 5% interest, principal and interest due on September 30, 2015.  This modification was treated as a debt extinguishment for accounting purposes with no gain or loss on extinguishment.

Table of Contents	F-30

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

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

On October 1, 2012, the Board granted vested stock options under its 2012 Plan, to each of the four directors of the Company and to two consultants for past services, to purchase up to 200,000 shares of common stock for a total of 1,200,000 shares of common stock, with a three years term. The exercise price of the stock options to purchase common stock is $0.60 per share, which is the quoted market price of the Company stock on the grant date. The option to purchase common stock expires on October 1, 2015. The fair value of the options granted was $309,629, calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 0.38%, volatility of 189%, 3 years term, and dividend yield of 0%. The Company recorded stock compensation expense of $309,629 for the year ended December 31, 2012. On August 1, 2013, the Board authorized to modify the grant price of options granted to purchase 1,200,000 shares of common stock from $0.60 per share to $0.20 per share and extend the expiration to expire on August 31, 2016. The Company recorded an expense of $42,412 as compensation expense for modifying the grant price of options and extending the expiration date. The value was computed as the increase in fair value on the modification date just before and after the modification using the following assumptions:

Valuation before modification
Risk-free interest rate:	0.38%
Expected term:	3 Years
Expected dividend yield:	—
Expected volatility:	189.38%

Valuation after modification
Risk-free interest rate:	0.65%
Expected term:	2.17 Years
Expected dividend yield:	—
Expected volatility:	168.46%

2013 Long-Term Incentive Plan

On September 3, 2013, the Board granted vested stock options under its 2013 Long-Term Incentive Plan, to each of the four directors of the Company and to two consultants for past services, to purchase up to 1,800,000 shares of common stock. The exercise price of the stock options to purchase common stock is $0.20 per share. The option to purchase common stock expires on September 30, 2016. The fair value of the options granted was $243,730, calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 0.83%, volatility of 170.66%, 3 years term, and dividend yield of 0%. The Company recorded stock compensation expense of $243,730 for the grant of such options for the year ended December 31, 2013.

Table of Contents	F-31

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

A summary of the Company’s stock options activity during the years ended December 31, 2013 and 2012 is presented below:

2012 Incentive Stock Plan

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance Outstanding, December 31, 2011	—	—	—	—
Granted	1,200,000	$0.60	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2012	1,200,000	$0.60	—	—
Granted	1,200,000	0.20	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	(1,200,000)	0.60	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2013	1,200,000	$0.20	—	—

Exercisable, December 31, 2013	1,200,000	$0.20	—	—

2013 Long-Term Incentive Plan

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance Outstanding, December 31, 2012	—	—	—	—
Granted	1,800,000	$0.20	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2013	1,800,000	$0.20	—	—

Exercisable, December 31, 2013	1,800,000	$0.20	—	—

Total options exercisable - December 31, 2013	3,000,000	$0.20	—	—

Table of Contents	F-32

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

Warrants

A summary of the Company’s warrant activity during the years ended December 31, 2013 and 2012 is presented below:

Warrant C

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Exercisable, December 31, 2011	426,666	$1.00	2	—
Granted	2,084,000	1.00	1	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2012	2,510,666	$1.00	1	—

Exercisable, December 31, 2012	2,510,666	$1.00	1	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(2,510,666)	—	—	—
Balance Outstanding, December 31, 2013	—	$—	—	—

Warrant D

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2012	—	$—	—	—
Granted	395,000	1.25	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2013	395,000	$1.25	1	—

Exercisable, December 31, 2013	395,000	$1.25	1	—

The Company issued Class D warrants in 2013 in connection with the sale of 395,000 Units pursuant to a private placement.

Table of Contents	F-33

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

Warrant E

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance Outstanding, December 31, 2012	—	$—	—	—
Granted	7,500,000	0.25	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2013	7,500,000	$0.25	2.87	—

Exercisable, December 31, 2013	7,500,000	$0.25	2.87	—

The Company granted to a stockholder warrants to purchase 7,500,000 shares of its common stock upon issuance of a $1,500,000 note payable (See Note 7).

Warrant F

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance Outstanding, December 31, 2012	—	$—	—	—
Granted	6,383,420	0.2316	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2013	6,383,420	$0.2316	2.87	—

Exercisable, December 31, 2013	6,383,420	$0.2316	2.87	—

The Company granted to a third party warrants to purchase 6,383,420 shares of its common stock upon issuance of a $1,232,000 convertible promissory note (see Note 8).

As a result of all stock, options and warrant issuances as of December 31, 2013, the Company had 72,185,866 shares of common stock issued and outstanding, 3,000,000 stock options for conversion into common stock, and 395,000 Class D, 7,500,000 Class E and 6,383,420 Class F Warrants for conversion into common stock.

Table of Contents	F-34

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

NOTE 12: INCOME TAXES

Income tax expense for the years ended December 31, 2013 and 2012 is summarized as follows:

	December 31, 2013	December 31, 2012
Current:
Federal	$—	$—
State	800	800
Deferred taxes	—	—
Income tax expense (benefit)	$800	$800

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% to the income taxes reflected in the Statements of Operations:

	December 31, 2013	December 31, 2012

Tax expense at statutory rate - federal	(34.00%)	(34.00%)
State tax expense, net of federal benefit	(5.94%)	(6.00%)
Goodwill impairment	—	8.43%
Officer compensation forgiven	—	3.03%
Other	—	(4.19%)
Valuation allowance	39.94%	32.73%
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012

Deferred tax assets:
Net operating loss carry forward	$1,750,097	$798,500
Stock option expense	237,951	123,666
Asset impairments	14,676	—
Total gross deferred tax assets	2,002,724	922,166
Less - valuation allowance	(2,002,724)	(922,166)
Net deferred tax assets	$—	$—

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

Table of Contents	F-35

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

The Company’s provision for income taxes differs from applying the statutory U.S. Federal income tax rate to income before income taxes. The primary differences result from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

At December 31, 2013, the Company had net operating loss carry-forwards of approximately $4,381,816 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2033. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance during the years ended December 31, 2013 and 2012 was an increase of $1,080,558 and $440,862, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2013, tax years 2010, 2011, 2012 and 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

NOTE 13: ACQUISITION OF ROYAL TEXAN ENERGY CO. AND GOODWILL IMPAIRMENT

On January 2, 2012, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan Energy Co. pursuant to a Plan and Agreement of Reorganization dated December 1, 2011, in exchange for (a) 1,000,000 shares of its common stock, (b) $35,000 in cash, and (c) a Promissory Note of $55,000 payable to the two stockholders of RTE, payable at the rate of $10,000 per month commencing 30 days after closing of the acquisition. In addition, pre-acquisition cash advances of $163,095 were applied as additional purchase price. In a supplemental agreement between the Company and the sellers, the Company agreed to let the sellers retain net monetary assets acquired totaling $20,186, which was treated as additional purchase price. The Company also agreed to pay down the bank notes of approximately $50,000 within nine months of the acquisition closing date which notes had been previously personally guaranteed by the seller to the bank.  The shares issued to the owners of RTE were valued at $200,000 based on issuance of 1,000,000 shares of our common stock valued at $0.20 per share, based on the closing price per share on the date of closing of the transaction. The fair value of the total consideration paid for the acquisition of RTE amounted to $473,281. Upon completion of the acquisition, RTE became a wholly-owned subsidiary of the Company. As of December 31, 2013, the Company has paid $35,000 in cash to the stockholders of RTE, paid off the Promissory Note of $55,000, and issued 400,000 of the 1,000,000 shares of its common stock specified in the acquisition agreement but has only distributed 400,000 to the sellers (See Note 10). In addition, the Company paid $52,087 towards the bank debt assumed in the acquisition.

Royal Texan Energy Co. principal business operations are acquisitions, exploration and development of, and production from oil and gas properties located in Texas. The Company acquired RTE primarily due to its lease ownership interests in oil and gas properties and the Company’s requirement to have an operator for exploration and production of oil and gas in Texas.

Table of Contents	F-36

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

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

NOTE 14: CONCENTRATIONS

Concentration of Operators

As of December 31, 2013, the Company uses two operators for the leased properties for which the Company has current activities. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of December 31, 2013.

Concentration of Customer

The Company sells its oil product to one customer and gas product to a separate customer.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2013. The Company’s bank balances exceeded FDIC insured amounts as of December 31, 2013.

NOTE 15: SUBSEQUENT EVENTS

On January 13, 2014 and February 10, 2014, the Company converted $24,948 and $23,823 of its debt pursuant to $75,000 drawn on June 5, 2013 against a convertible promissory note by issuance of 240,000 shares and 220,582 shares of its common stock valued at $0.103950 per share and $0.108000 per share, respectively (See Note 8).

Table of Contents	F-37

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

On January 23, 2014, the Company, New Western Energy Merger Corp., a wholly owned subsidiary of the Company (“Merger Sub”) and Legend Oil and Gas Ltd. ("Legend"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will, upon the terms and subject to the satisfaction or waiver of the conditions therein, merge with and into Legend (the "Merger"), with Legend continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.

Under the terms of the Merger Agreement, at the Closing Date, based on 122,602,418 shares of Legend common stock to be outstanding, the Company shall deliver one (1) share of its common stock for every three (3) outstanding shares of Legend common stock, or an aggregate of 40,867,474 shares of the Company’s common stock, subject to adjustment, to the current stockholders of Legend. The parties expect the Merger to be completed during the second quarter of 2014. Closing of the Merger is subject to approval of Legend’s stockholders as well as a number of other customary closing conditions, including filings with the State of Nevada and Colorado and the Securities and Exchange Commission (“SEC”). Under the terms of the Merger Agreement the Company has also agreed to prepare and file with the SEC a registration Statement on Form S-4 relating to the shares of the Company’s Common stock to be issued to the Legend stockholders pursuant to the terms of the Merger Agreement.

On February 11, 2014, the Company entered into a consulting agreement for business advisory, investor relations and consulting services effective February 1, 2014 for a six month period. Pursuant to the agreement, on February 11, 2014, the Company issued 300,000 shares of common stock to the consultant for such services. The common shares issued are valued at $0.19 per share or $57,000 based upon the closing price of the effective date of the consulting agreement.

On March 26, 2014 and April 9, 2014, the Company converted $22,950 and $19,440 of its debt pursuant to $50,000 drawn on September 26, 2013 against a convertible promissory note by issuance of 200,000 shares and 160,000 shares of its common stock valued at $0.11475 and $0.1215 per share (See Note 8, Convertible Note 3).

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with ASC 932–235-50, Extractive Activities - Oil and Gas.

Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2013	2012

Unproved oil and gas properties	$1,599,430	$954,021
Uncompleted wells, equipment and facilities	—	36,973
Well equipment and facilities	212,694	118,849
Less: Accumulated depletion and well equipment depreciation	(38,815)	(23,718)
	1,773,309	1,086,125
Less: Impairment allowance	(133,500)	(123,778)
Net capitalized costs	$1,639,809	$962,347

Table of Contents	F-38

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities, all in the United States (both capitalized and charged to expense) for the years ended December 31, 2013 and 2012 as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Acquisition (Return to Lessor) of unproved properties, net	$608,436	$519,709
Acquisition of proved properties	$—	$—
Development costs	$—	$—
Exploration costs	$270,914	$67,195

Results of Operations for Oil and Gas Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities, all in the United States, for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012

Revenues, net of royalties	$115,204	$106,582
Production costs	(366,600)	(92,092)
Depletion, depreciation, and valuation allowance	(32,348)	(23,203)
Exploration costs	(270,914)	(67,195)
Impairment of leases and lease amortization	(102,132)	(123,778)
Income tax expense	(800)	(800)
Results of operations from producing activities (excluding corporate overhead and interest costs)	$(657,590)	$(200,486)

Table of Contents	F-39

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2013.

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

Table of Contents	-27-

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2013. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Table of Contents	-28-

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of four members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. There are currently no agreements or understandings whereby any officer or director would resign at the request of another person. None of our officers or directors is acting on behalf of or will act at the direction of any other person. Our current directors and executive officers are:

Name	Age	Position	Year Appointed
Javan Khazali	50	President, Chief Executive officer and Director	2008
Haris Baha	49	Chief Financial Officer, Secretary and Director	2009
Christopher Dimond	48	Director	2013
Terry L. Carroll	67	Director	2012

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

Javan Khazali, President, Chief Executive Officer and Director

Javan Khazali is the founder of the Company. Mr. Khazali was the Company’s interim President from September 2008 until December 2008 and serves as the Company’s President since June 2009 until the present.  From August 2008 to May 2009, Mr. Khazali served as President and Chief Executive Officer of Global 8 Environmental Technologies, Inc., a publicly traded, multi-disciplinary environmental solutions company, where he was responsible for business development, marketing and operations. From November 2004 to July 2008, Mr. Khazali served as Chief Operating Officer for Financial Media Group, Inc., a publicly traded financial communications and media company, where he was responsible for corporate governance, compliance, business development and operations. Mr. Khazali was responsible for implementing several new operational strategies that directly resulted in increased sales and market capitalization for Financial Media Group, Inc. during those years. Mr. Khazali’s past experience as an entrepreneur, a director of private and public companies and as an executive officer of small cap public companies, has been instrumental in the creation, development and launching of our Company.

Haris Baha, Chief Financial Officer and Director

Haris Baha is an experienced marketing and finance professional. Mr. Baha has been the Chief Financial Officer since January 2009 and served as the President of the Company from January 2009 until June 2009.  Prior to joining the Company in January 2009, Mr. Baha served as a Sales Manager for Equity 1 Lenders Group, a position he held from March 2000 to July 2008. Mr. Baha was responsible for managing a team of loan officers, and was involved in the firm's planning, goal setting, and customer and vendor relations on a daily basis. Mr. Baha was instrumental in expanding the firm's sales operations. Equity 1 Lenders Group was named one of the fastest 50 growing companies in Southern California in 2005. Prior to joining Equity 1 Lenders Group, Mr. Baha served as the Manager for the San Diego-based Avco Financial Services, where he was responsible for managing client accounts, and maintaining profitability. From 1992-1993, Mr. Baha served as a securities sales agent for Thomas James and Associates in San Diego. Haris Baha earned his Bachelor's Degree in Corporate Finance from San Diego State University. Mr. Baha’s experience as a loan officer, a securities sales agent and in managing sales operations and preparing and controlling budgets, gives him the skills and attributes to serve as our Chief Financial Officer.

Table of Contents	-29-

Christopher Dimond, Director

Christopher Dimond has been a Venture Capital specialist for over 12 years. From 1993 to 1999, Mr. Dimond was a stock broker and then Dealer Manager for UK Equity, a broker/dealer firm in London. From 2000 to 2010, Mr. Dimond served as the Managing Director of Global Equity Research in Spain, specializing in venture capital transactions for both private and public companies in Europe and the United States. In 2011, Mr. Dimond returned to London and founded 4 Coy Commodities Limited, a commodities brokerage firm, and is currently its Managing Director. Mr. Dimond’s early experience working in a strong team environment was gained as a Paratrooper in the British Airborne Forces. Mr. Dimond brings many years of experience in dealing with, and raising capital for, development companies that will compliment New Western Energy’s future growth strategy.

Terry L. Carroll, Director

Terry Carroll was appointed to the board in October 2012. Mr. Carroll currently serves as the Operating Manager for Carroll Energy, LLC, a privately owned Kansas Limited Liability Company engaged in the exploration and development of Coalbed Methane Gas in Kansas and Oklahoma. Prior to founding Carroll Energy in 2001, Mr. Carroll served as President, Chief Executive Officer, and Chief Financial Officer of a publicly traded oil and gas company. During his six-year tenure between 1990 and 1996, Mr. Carroll stewarded the growth of the company from assets of approximately $4 million to over $14 million, while leading the company's up-listing from an Over the Counter exchange to the NASDAQ Exchange. The company later traded on the American Stock Exchange with assets in excess of $36 million before being purchased by a private entity firm in 2004 for approximately $53 million. In 1985, Mr. Carroll founded Argas, Inc., a privately owned oil field development and operating company, which participated in the drilling of more than 100 oil and gas wells, and the operation of eight natural gas gathering systems. Argas, Inc. also served as an operator for several public companies, limited partnerships, and private investors. From 1984 to 1994, Mr. Carroll worked at T. L. Carroll Enterprises, Inc., a privately owned exploration, development and oil field service company that provided geological evaluation, turnkey drilling and pipeline construction services to oil field producers in Kansas and Oklahoma. T. L. Carroll Enterprises, Inc., drilled over 750 oil and gas wells and constructed seven separate natural gas gathering systems, encompassing over 80 miles of natural gas pipeline. From 1981 to 1986, Mr. Carroll worked at Windgate Oil, Inc., a company he founded, engaged in the exploration and development of oil and gas properties, which served as the General Partner for the drilling and completion of more than 75 oil and gas wells. Mr. Carroll holds a Bachelor of Science degree in Business Administration and Finance from California State University, Hayward, California.

Board Committees

Audit committee

We currently have no audit or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs.

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

Table of Contents	-30-

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

Insurance

Chapter 78 of the NRS and our Bylaws also allow us to purchase and maintain insurance on behalf of our officers or directors, regardless of whether we have the authority to indemnify them against such liabilities or expenses.   The Company has Directors’ & Officers’ Insurance coverage in place.

The Statutes also provide that the allowed indemnification will not be deemed exclusive of any other rights to which the directors, officers and others may be entitled under our By-laws, any agreement, a vote of stockholders or otherwise.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than (10%) ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC") and each exchange on which the Company's securities are registered. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

Table of Contents	-31-

Based solely on its review of the copies of such forms received by it, or written representations from the officers, directors, or persons holding greater than 10% of Company stock, no ownership disclosure form (SEC Form 5) was required for those persons. All of the required Form 3's and up to date Form 4's for the directors have been filed with the SEC.

Item 11. Executive Compensation

The following table sets forth the compensation of our Chief Executive Officer during the last three fiscal years ended December 31, 2013 and 2012. No other officer or director received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($) (2)	Non Equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (3)	Total ($)
Javan Khazali	2013	$120,000		$20,000	$-	$88,311	$-	$-	$8,000	$236,311
President, CEO	2012	$120,000	(1)	$-	$-	$51,605	$-	$-	$-	$171,605

(1)	Salary earned by Mr. Khazali was contributed back to the Company as contributed capital in 2012.
(2)	The amounts reported in the Option Awards column represent the grant date fair value of such awards, including modifications of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 11 to the Notes to Consolidated Financial Statements in this Report regarding the assumptions underlying the valuation of equity awards.
(3)	Director’s fee paid for attending board meetings.

Mr. Khazali has provided services to us at no charge during the early stages of our business. We entered into an Employment Agreement with Mr. Khazali on April 1, 2011 and on January 1, 2014. As our business progresses and grows, we expect to begin paying salaries to our other officer(s). Over the year we have hired part-time employees and have retained consultants who were paid compensation and consulting fees.

Employment Agreement

On January 1, 2014, the Company entered into an employment agreement with Mr. Khazali to continue to serve as its President and Chief Executive officer. The employment agreement terminates on December 31, 2018, subject to automatic renewal for successive one-year terms. Mr. Khazali’s received a signing bonus of $50,000 and an annual base salary of $240,000 with a 5% annual increase in each subsequent year. Salary may be adjusted upward at the discretion of the Company’s Board, based upon Mr. Khazali’s performance and the Company’s financial circumstances including, but not limited to, the earnings per share. Mr. Khazali shall be entitled to participate in the Company’s employee compensation and other benefit programs, in addition to reimbursement for his documented reasonable expenses incurred in connection with the fulfillment of his duties. We may terminate Mr. Khazali’s employment with or without cause. If Mr. Khazali’s employment is terminated without cause or due to a change of control, then he is entitled to a severance payment of up to three times his then current salary depending on when he is terminated. During 2013, 2012 and 2011, Mr. Khazali earned compensation of $140,000 and $120,000 and $90,000, respectively. The compensation for the years 2012 and 2011 was contributed back into the Company and recorded as contributed capital as of December 31, 2012 and 2011, respectively.

Director's compensation

Our directors are paid $1,000 per month and reimbursement of reasonable travel costs for attending board meetings.

Table of Contents	-32-

Stock Option Plan

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding option awards held by our officers and directors for the fiscal year ended December 31, 2013:

Name	No. of securities underlying exercised options (#)	No. of securities underlying unexercised options (#)		Equity incentive plan awards: No. of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration Date	No. of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: No. of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Javan Khazali, CEO, Director	—	200,000	(1)	—	$0.20	August 31, 2016	—	$—	—	$—
	—	600,000	(2)	—	$0.20	September 30, 2016	—	$—	—	$—
Haris Baha, CFO, Director	—	200,000	(1)	—	$0.20	August 31, 2016	—	$—	—	$—
	—	200,000	(2)	—	$0.20	September 30, 2016	—	$—	—	$—
Christopher Dimond, Director	—	400,000	(2)	—	$0.20	September 30, 2016	—	$—	—	$—
Terry L. Carroll, Director	—	200,000	(1)	—	$0.20	August 31, 2016	—	$—	—	$—
	—	200,000	(2)	—	$0.20	September 30, 2016	—	$—	—	$—
(1) Options granted pursuant to 2012 Incentive Stock Plan
(2) Options granted pursuant to 2013 Long Term Incentive Plan

2012 Stock Option Plan

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

Table of Contents	-33-

On October 1, 2012, the Board granted vested stock options under its 2012 Plan, to each of the four directors of the Company and to two consultants for past services, to purchase up to 200,000 shares of common stock for a total of 1,200,000 shares of common stock, with a three years term. The exercise price of the stock options to purchase common stock was $0.60 per share, which was the quoted market price of the Company stock on the grant date. The option to purchase common stock expires on October 1, 2015. On August 1, 2013, the Board authorized to modify the grant price of options granted to purchase 1,200,000 shares of common stock from $0.60 per share to $0.20 per share and extend the expiration to expire on August 31, 2016. The Company recorded an expense of $42,412 as compensation expense for modifying the grant price of options and extending the expiration date.

2013 Long-Term Incentive Plan

On September 3, 2013, the Board granted vested stock options under its 2013 Long-Term Incentive Plan, to each of the four directors of the Company and to two consultants for past services, to purchase up to 1,800,000 shares of common stock. The exercise price of the stock options to purchase common stock was $0.20 per share. The option to purchase common stock expires on September 30, 2016. The fair value of the options granted was $243,730, calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 0.83%, volatility of 170.66%, 3 years term, and dividend yield of 0%. The Company recorded stock compensation expense of $243,730 for the grant of such options for the year ended December 31, 2013.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

The following table sets forth certain information concerning compensation paid to our non-officer directors for services as directors for the year ended December 31, 2013:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-Qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Christopher Dimond	$50,000	$—	$—	$—	$—	$25,500	(1)	$75,500
Terry L. Carroll	$12,000	$—	$—	$—	$—	$60,000	(2)	$72,000

(1).	Includes payment of $8,000 of director’s fees and $17,500 of consulting fees. The Company has entered into a consulting agreement with Mr. Dimond to pay $2,500 per month for providing business advisory services. The Company also paid Mr. Dimond $50,000 as bonus for arranging the $1.2 million in financing for the Company.
(2)	Mr. Carroll received 150,000 shares of common stock valued at $60,000 for consulting services. In addition, the Company paid to Mr. Carroll director fees of $6,000 for attending board meetings and another $6,000 for business advisory services.

Table of Contents	-34-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of April 11, 2014 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock outstanding for our directors and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of April 11, 2014. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 73,306,448 shares of Common Stock outstanding at April 11, 2014.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common Stock
Javan Khazali	39,600,000	54.02%
Haris Baha	1,400,000	1.91%
Christopher Dimond	600,000	*
Terry L. Carroll	600,000	*
Officers and Directors (4 persons)	42,200,000	57.57%

* Less than 1%

(1)	The address for each person listed on the table is c/o New Western Energy Corporation, 1140 Spectrum, Irvine, CA 92618.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

On June 1, 2013, the Company entered into a Business Consulting Agreement (the “Agreement”) with Christopher Dimond, a director of the Company. Under the Agreement, Mr. Dimond receives $2,500 per month. The Company paid $17,500 in consulting fees for the year ended December 31, 2013. The Agreement terminates on May 30, 2014.

The Company has a consulting agreement and a letter agreement for development and operating of certain of its oil and gas properties with Carroll Energy, LLC (“Carroll Energy”), an entity principally owned by Terry Carroll, a director of the Company. In addition, New Western Gas Corporation, a wholly-owned subsidiary of the Company, has a letter agreement for development and operator of certain of its oil and gas properties with Carroll Energy, an entity principally owned by Terry Carroll, a director of the Company. Under these agreements, the Company paid Carroll Energy $238,007 for lease development and operating fees the year ended December 31, 2013.

2013 NWE Drilling Program 1 LP, a limited partnership of which Company owns 51%, has a development agreement with Carroll Energy for the development of oil and gas wells on property leased by the limited partnership. The partnership has paid Carroll Energy $130,000 for the year ended December 31, 2013.

Carroll Energy has a 1/8th working interest in five oil and gas leases owned by the Company. Carroll Energy received $11,583 for its working interest for the year ended December 31, 2013.

Director Independence

None of our directors qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASDAQ Rule 4200(15).

Table of Contents	-35-

Item 14. Principal Accountant Fees and Services.

During 2013 and 2012, Salberg & Company, P.A., the Company’s independent auditors has billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2013, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2013.

	Year Ended December 31,	Year Ended December 31,
	2013	2012
Audit Fees	$39,300	$38,000
Audit Related Fees	—	10,000
Tax Fees	—	—
All Other Fees	—	—
Total	$39,300	$48,000

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Salberg & Company, P.A. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Salberg & Company, P.A.’s independence as our auditors.

Table of Contents	-36-

PART IV

Item 15. Exhibits; Financial Statement Schedules

Exhibit No.	Description
3.1 ††	Articles of Incorporation.
3.2†	Bylaws.
4.1†	Form of Stock Certificate
10.1 ††	Joint Venture Contract re: Glass Oil Lease dated May 21, 2009.
10.1.1 †††	Assignment of Contract re: Glass Oil Lease dated September 1, 2009
10.2†	Joint Venture Contract re: Phillips Oil Lease dated June 27, 2009.
10.3†	Mineral Lease re: Middlebury property dated July 1, 2009.
10.4†	Joint Venture Contract re: Doshier Oil Lease dated October 8, 2009.
10.5†	Venture Agreement re: Texas Oil lease dated January 27, 2011.
10.6†	Employment Agreement between the Company and Javan Khazali dated April 1, 2011.
21†	Subsidiaries of the Registrant.
31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

* Filed herewith

†   Filed as exhibits to Registration Statement on Form 10 filed April 11, 2011, and incorporated herein by reference.

†† Filed as exhibits to Amendment No.1 to Registration Statement filed June 16, 2011, and incorporated herein by reference.

†††  Filed as exhibits to Amendment No.2 to Registration Statement filed August 22, 2011, and incorporated herein by reference.

Table of Contents	-37-

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April, 2014.

NEW WESTERN ENERGY CORPORATION

By:	/s/ Javan Khazali
Javan Khazali, President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Javan Khazali	Dated: April 11, 2014
Javan Khazali
President (Principal Executive Officer) and Director

/s/ Haris Baha	Dated: April 11, 2014
Haris Baha
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Director

/s/ Christopher Dimond	Dated: April 11, 2014
Christopher Dimond
Director

/s/ Terry L. Carroll	Dated: April 11, 2014
Terry L. Carroll
Director

Table of Contents	-38-

EXHIBIT INDEX

Exhibit No.	Description
3.1 ††	Articles of Incorporation.
3.2†	Bylaws.
4.1†	Form of Stock Certificate
10.1 ††	Joint Venture Contract re: Glass Oil Lease dated May 21, 2009.
10.1.1 †††	Assignment of Contract re: Glass Oil Lease dated September 1, 2009
10.2†	Joint Venture Contract re: Phillips Oil Lease dated June 27, 2009.
10.3†	Mineral Lease re: Middlebury property dated July 1, 2009.
10.4†	Joint Venture Contract re: Doshier Oil Lease dated October 8, 2009.
10.5†	Venture Agreement re: Texas Oil lease dated January 27, 2011.
10.6†	Employment Agreement between the Company and Javan Khazali dated April 1, 2011.
21†	Subsidiaries of the Registrant.
31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

* Filed herewith

†   Filed as exhibits to Registration Statement on Form 10 filed April 11, 2011, and incorporated herein by reference.

†† Filed as exhibits to Amendment No. 1 to Registration Statement filed June 16, 2011, and incorporated herein by reference.

†††  Filed as exhibits to Amendment No. 2 to Registration Statement filed August 22, 2011, and incorporated herein by reference.

Table of Contents	-39-