Form 10-Q
period 2014-03-31
New Western Energy Corp
filed 2014-05-19
CIK 1479488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [x[	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes [ ] No [x]

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at May 19, 2014 was 73,146,448.

Table Of Contents	1

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

PART I.

Item 1.  Financial Statements.

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$597,281	$1,523,181
Accounts receivable	47,647	43,365
Inventory	70,991	24,713
Prepaid expenses and other assets	60,500	75,417
Total current assets	776,419	1,666,676

Property and equipment, net	192,837	201,556
Oil and gas properties, net	1,491,139	1,459,233
Mineral properties, net	21,796	38,143
Deferred debt issuance cost, net	192,266	241,911
Other assets	1,930	1,930
Total Assets	$2,676,387	$3,609,449

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$79,826	$67,984
Accrued expenses	97,019	70,491
Convertible notes payable, current portion, net of discount of $19,703 and $72,534 at March 31, 2014 and December 31, 2013	12,903	21,792
Embedded conversion option liability	818,196	809,716
Warrant liability	853,342	912,215
Payable to related party	—	1,922
Total current liabilities	1,861,286	1,884,120

Notes payable, long term portion, net of discount of $715,446 at March 31, 2014 and $782,310 at December 31, 2013, respectively	858,304	791,440
Convertible notes payable, net of discount of $851,855 at March 31, 2014 and $1,101,586 at December 31, 2013, respectively	380,144	130,414
Total long term liabilities	1,238,448	921,854

Total Liabilities	3,099,734	2,805,974

Commitments and contingencies (Note 9)

Stockholders' Equity (Deficit)
New Western Energy Corporation and Subsidiaries Stockholders' Equity (Deficit)

Table Of Contents	3

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

March 31, 2014 (Unaudited)	December 31, 2013

Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 73,146,448 and 72,185,866 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	7,315	7,219
Additional paid in capital	5,920,702	5,752,443
Accumulated deficit	(6,774,533)	(5,468,129)
Total New Western Energy Corporation and Subsidiaries Stockholders' Equity (Deficit)	(846,516)	291,533
Noncontrolling interest in consolidated subsidiary	423,169	511,942
Total Stockholders' Equity (Deficit)	(423,347)	803,475
Total Liabilities and Stockholders' Equity (Deficit)	$2,676,387	$3,609,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table Of Contents	4

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2014	2013

Revenues	$71,388	$19,197

Expenses
Depreciation, depletion and amortization	28,159	21,500
General and administrative	679,896	165,991
Impairment expense	—	—
Gain on sale of oil leases	—	(79,271)
Oil and gas production	277,487	16,428
Total expenses	985,542	124,648

Loss from operations	(914,154)	(105,451)

Other income (expenses)
Interest expense	(712,627)	(17,832)
Change in fair value of embedded conversion option and warrant liability income (expense)	231,604	(57,815)
Total other income (expenses)	(481,023)	(75,647)

Loss from operations before income tax	(1,395,177)	(181,098)

Provision for income tax	—	800

Net loss applicable to common stock before allocation to noncontrolling interest	(1,395,177)	(181,898)

Net loss applicable to noncontrolling interest in consolidated subsidiary	(88,773)	(1,245)

Net loss applicable to New Western Energy Corporation common stock	$(1,306,404)	$(180,653)

Basic and diluted net loss per share applicable to New Western Energy Corporation's common stock	$(0.02)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	69,102,095	68,436,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table Of Contents	5

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss applicable to New Western Energy Corporation common stock	$(1,306,404)	$(180,653)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	11,812	5,153
Amortization of debt discount	379,426	13,283
Amortization of mineral property	16,347	16,347
Amortization of deferred debt issuance cost	49,645	—
Loss applicable to noncontrolling interest	(88,773)	(1,245)
Gain on sale of oil and gas property and related equipment	—	(79,271)
Change in fair value of embedded conversion option liability	48,114	57,815
Change in fair value of warrant liability	(58,873)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,282)	2,042
Inventory	(46,278)	—
Prepaid expenses and other current assets	71,917	60,000
Accounts payable	11,842	(15,496)
Accrued expenses	26,529	10,150
Net cash used in operating activities	(888,978)	(111,875)

Cash Flows From Investing Activities:
Cash proceeds from sale of oil and gas property and related equipment	—	280,000
Cash paid for expenses relating to sale of oil and gas property and related equipment	—	(104,300)
Cash paid for purchase and capitalized cost of oils and gas properties	(35,000)	(24,750)
Net cash (used in) provided by investing activities	(35,000)	150,950

Cash Flows From Financing Activities:
Cash proceeds from sale of common stock and warrants	—	158,000
Cash paid for offering costs	—	(17,700)
Cash received from noncontrolling interest	—	650,000
Cash received from convertible promissory notes	—	125,000
Cash repayments for notes payable	—	(125,000)
Proceeds from related party advances	—	6,000
Repayments of related party advances	(1,922)	(47,500)
Net cash (used in) provided by financing activities	(1,922)	748,800

Net increase (decrease) in cash and cash equivalents	(925,900)	787,875

Cash and cash equivalents, beginning of the period	1,523,181	5,092

Cash and cash equivalents, end of the period	$597,281	$792,967

Table Of Contents	6

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the three months ended March 31,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$45,288	$7,500

Supplemental disclosures of non-cash investing and financing activities:
Liability incurred for oil and gas property	$—	$110,430
Debt discount	$—	$13,889
Reclassification of derivative Liability to equity	$181,211	$—
Settlement of debt by issuance of common shares	$71,721	$—
Common shares issued to consultant as prepaid for services	$57,000	$40,000
Common shares issued to director as prepaid for services	$—	$60,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table Of Contents	7

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

New Western Energy Corporation (the “Company”) was incorporated in the State of Nevada on September 25, 2008. The Company’s principal business is the acquisition, exploration and development of, and production from oil, gas and mineral properties located in the United States.

On December 1, 2010, the Company formed an entity named New Western Texas Oil and Gas Corporation incorporated in the State of Nevada, as its wholly-owned subsidiary. New Western Texas Oil and Gas Corporation started its operations on January 2011. On May 3, 2013, New Western Texas Oil and Gas Corporation amended its Articles of Incorporation and changed its name to New Western Gas Corporation.

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

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments and business acquisition adjustments, necessary to present fairly the financial position at March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014 and 2013. The balance sheet as of December 31, 2013 is derived from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in consolidated financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s 2013 Annual Report filed with the Securities and Exchange Commission on Form 10-K on April 14, 2014.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At March 31, 2014, the Company had working capital deficit of $1,084,869, incurred a net loss applicable to New Western Energy Corporation common stockholders of $1,306,404 during the three months ended March 31, 2014 and used cash in operating activities of $888,978. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Table Of Contents	8

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

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

Noncontrolling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with Financial Accounting Standards Board - Accounting Standards Codification (“ASC”)   Topic 810, Consolidation , and accordingly, the Company presents noncontrolling interests as a component of equity on its unaudited condensed consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations.

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

Table of Contents	9

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

Mineral Properties

Costs of acquiring mining properties are capitalized upon acquisition in accordance with ASC 930 “Extractive Industries - Mining” if the property is determined to have commercially minable deposits. Mine exploration costs are expensed as incurred. Mine developments costs are expensed as incurred and are capitalized once proven and probable reserves exist. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.

Depletion of producing mineral properties is recorded using the unit-of-production method.

Table Of Contents	10

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2014

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at March 31, 2014:

		Fair Value Measurements at March 31, 2014
	Carrying Value at March 31, 2014 (Unaudited)	(Level 1) (Unaudited)	(Level 2) (Unaudited)	(Level 3) (Unaudited)

Mineral Properties	$21,796	$—	$—	$21,796

Warrant Liabilities	$853,342	$—	$—	$853,342

Embedded Conversion Option Liability	$818,196	$—	$—	$818,196

Table Of Contents	11

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

The following is a summary of activity of Level 3 assets and liabilities for the period ended March 31, 2014:

Mineral Properties
Balance - December 31, 2013	$38,143
Additions	—
Change in fair value	(16,347)
Balance – March 31, 2014	$21,796

Warrant Liabilities
Balance - December 31, 2013	$912,215
Additions	—
Change in fair value	(58,873)
Balance – March 31, 2014	$853,342

Embedded Conversion Option Liability
Balance - December 31, 2013	$809,716
Additions	—
Change in fair value	(172,731)
Reclassification to equity	181,211
Balance – March 31, 2014	$818,196

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2014, there were Class D, E and F Warrants outstanding for 14,278,420 common shares that if exercised, may dilute future earnings per share, 3,000,000 stock options outstanding awarded to employees and consultants, and there were convertible debt convertible into 6,651,782 common shares that may dilute future earnings per share.

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

NOTE 3: NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

On March 18, 2013, the Company formed a new entity 2013 NWE Drilling Program 1 LP (the “Limited Partnership”). The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas. The Company became the General Partner and owns 51% of the Limited Partnership. The Limited Partnership closed upon receiving a cash contribution of $650,000 from one non-affiliate shareholder of the Company as the Limited Partner, and the Company’s contribution as the General Partner was $6,500 in cash and giving the rights and commitment to the Limited Partnership to drill three oil wells on the Company’s B&W Ranch lease. Pursuant to the terms of the partnership agreement, the Limited Partner will be entitled to receive 70% of the net income and cash available for distributions until such time an amount equal to the Limited Partner’s initial investment plus a 50% return on such initial investment is received by the Limited Partner. Thereafter, net income and cash available for distributions shall be allocated 20% to the Limited Partner and 80% to the General Partner. The Limited Partnership will enter into turnkey drilling agreement with the managing General Partner, to drill and complete the partnership wells. The turnkey price includes all ordinary costs of drilling, testing and completing the wells. When the wells begin producing, the General Partner, as operator of the wells will be reimbursed at actual cost for all direct expenses incurred on behalf of the Limited Partnership, and will receive a fixed fee of $250 per well per month for supervising, operating and maintaining the wells during production operations. The Limited Partnership recorded a loss of $88,773 and $1,245 for the three months ended March 31, 2014 and 2013, respectively, and the Company allocated the Limited Partnership’s loss to its noncontrolling members in its consolidated financial statements as of March 31, 2014.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the three months ended March 31, 2014:

Balance at December 31, 2013	$511,942
Contribution by noncontrolling interest member	—
Net loss applicable to noncontrolling interest	(88,773)
Balance at March 31, 2014	$423,169

Table Of Contents	13

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 4: OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to unproved oil and gas properties consist of the following:

Name of the Property	Type	March 31, 2014 (Unaudited)	December 31, 2013
Rogers County, OK - Glass Lease	Oil	$221,000	$221,000
Rogers County, OK - Phillips Lease	Oil	130,000	130,000
Rogers County, OK (9) Leases	Oil	378,600	378,600
Chautauqua County, KS - B&W Ranch Lease	Oil & Gas	75,000	75,000
Chautauqua County, KS - Charles & Nancy Smith Lease	Oil & Gas	24,750	24,750
Chautauqua County, KS - Lloyd & Patricia Fields Lease	Oil & Gas	14,400	14,400
Chautauqua County, KS - Rinck Lease	Oil & Gas	24,750	24,750
Wilson County, KS – Farwell, Puckett & Farwell/Eagle Lease	Gas	251,208	251,208
Wilson County, KS – Volunteer & Landers Lease	Oil & Gas	470,000	470,000
Nowata County, OK (4) Leases	Oil & Gas	35,000	—
Shackelford County, TX - Terry Heirs	Oil	9,722	9,722
		1,634,430	1,599,430
Accumulated depletion		(9,791)	(6,697)
Impairment allowance		(133,500)	(133,500)
		$1,491,139	$1,459,233
Impairment allowance is allocated as follows:
Glass Lease		$123,778	$123,778
Terry Heirs Lease		$9,722	$9,722

There were no exploration well costs capitalized for more than one year following the completion of drilling.

The following oil and gas leases were acquired and sold during the three months ended March 31, 2014.

Acquisition of Moab Oil and Gas Project, Nowata County, Oklahoma

On February 28, 2014, the Company entered into a Lease Purchase Agreement (“Agreement”) with Moab Oil and Gas, LLC and a third party, to purchase leasehold interest in four oil and gas leases named as Taylor Lease, Roberts Lease, Roebuck Lease and Walker Lease, consisting of 217 acres located in Nowata County, Oklahoma. The Company has paid the total consideration of $35,000 as of March 31, 2014. The Company has not started any oil and gas exploration on this lease as of March 31, 2014.

Table Of Contents	14

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 5: MINERAL PROPERTIES

The Company’s aggregate capitalized costs related to unproved mineral properties consist of the following:

Name of Property	Type	March 31, 2014 (Unaudited)	December 31, 2013

Wellsboro Lease	Gravel	$103,530	$103,530
		103,530	103,530
Less: Accumulated depletion		—	—
		103,530	103,530
Less: Amortization		(81,734)	(65,387)
		$21,796	$38,143

The lease term of Wellsboro Lease expires on July 31, 2014. Since there was no production of minerals during the three months ended March 31, 2014 and 2013, no depletion expense relating to mineral properties has been recorded for the three months ended as of March 31, 2014 and 2013. The Company has taken a conservative position to amortize the lease acquisition cost over the remaining term of the lease. The Company recorded amortization expense of $16,347 for the three months ended March 31, 2014 and 2013, which is included in depreciation, depletion and amortization expenses in the consolidated financial statements. The Company has not started any gravel exploration on the Wellsboro Lease as of March 31, 2014.

NOTE 6: NOTES PAYABLE

Notes payable consist of:	March 31,	December 31,
	2014	2013
	(Unaudited)
Note payable to a third party, unsecured, bearing interest at 5% per annum, due on September 30, 2015, is subordinated in right of payment to the prior payment in full of all bank rediscount line of credit or loan	73,750	73,750

Stockholder note payable, secured, bearing interest at 10% per annum, due on October 31, 2015, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	1,500,000	1,500,000

	1,573,750	1,573,750
Notes payable - Current Portion	—	—
Notes payable - Longterm Portion	1,573,750	1,573,750
Less: Unamortized discount	(715,446)	(782,310)
	$858,304	$791,440

The Company recorded interest expense on these notes of $38,409 and $4,549 for the three months ended March 31, 2014 and 2013, respectively.

Table Of Contents	15

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 7: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Note payable to a third party, bearing one-time interest of 12%, one year term, due on June 5, 2014 (Convertible Note 2)	$—	$38,771

Note payable to a third party, bearing one-time interest of 12%, one year term, due on September 26, 2014 (Convertible Note 3)	32,606	55,555

Note payable to a third party, bearing interest of 8% per annum, due February 1, 2015 (Convertible Note 4)	1,232,000	1,232,000
Convertible notes payable	1,264,606	1,326,326
Less: unamortized debt discount	(871,559)	(1,174,120)
Convertible notes payable, net	393,046	152,206
Less: current portion	(12,903)	(21,792)
Convertible notes payable, non-current	$380,144	$130,414

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

In connection with the issuance of the Note 2, the Company recorded a loan discount related to the OID in the amount of $8,333 which will be amortized to interest expense over the term of the Draw. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $75,000 which will be amortized to interest expense over the term of the Draw and an initial change in fair value of $42,591 for a total initial embedded conversion option liability of $117,591. For the year ended December 31, 2013, the Company has recognized interest expense of $4,691 related to the amortization of the OID and $43,773 related to the amortization of the embedded conversion option liability discount as it related to this Note 2. Furthermore, on December 5, 2013 and December 19, 2013, the Company converted $22,425 and $22,137 of the debt by issuance of 200,000 shares and 250,000 shares, respectively, of its common stock valued at $0.112125 per share and $0.08855 per share (See Note 11). On January 16, 2014 and February 11, 2014, the Company converted $24,948 and $23,823 of the debt by issuance of 240,000 shares and 220,582 shares, respectively, of its common stock valued at $0.10395 per share and $0.10800 per share (See Note 11). The Note 2 was converted in full $83,333 of the principal sum due and $19,802 of embedded conversion option liability was reclassified to equity. For the three months ended March 31, 2014, the Company has recognized interest expense of $13,643 related to the amortization of the OID and $31,168 related to the amortization of the embedded conversion option liability discount as it related to this Note 2.

Table Of Contents	16

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

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

In connection with the issuance of the Note 3, the Company recorded a loan discount related to the OID in the amount of $5,555 which will be amortized to interest expense over the term of the Draw. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the Draw and an initial change in fair value of $17,511 for a total initial embedded conversion option liability of $67,511. For the year ended December 31, 2013, the Company has recognized interest expense of $1,461 related to the amortization of the OID and $13,151 related to the amortization of the embedded conversion option liability discount as it related to this Note 3. On March 27, 2014, the company converted $22,950 of the debt by issuance of 200,000 shares of its common stock valued at $0.12150 per share (See Note 11).

Based on the conversion amounts an aggregate $21,959 was reclassified from the embedded conversion option liability to additional paid in capital. For the three months ended March 31, 2014, the Company has recognized interest expense of $1,359 related to the amortization of the OID and $12,406 related to the amortization of the embedded conversion option liability discount as it related to this Note 3. The note balance was $32,606 at March 31, 2014.

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

March 31, 2014

(Unaudited)

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

Due to the “full ratchet” price protection in the convertible Debenture, the embedded conversion feature was bifurcated and accounted for as a derivative liability in the balance sheet at fair value. The initial valuation and recording of this derivative liability was $972,532 using the Black-Scholes option pricing model with the following assumptions; stock price $0.22, expected term of 1.22 years, expected volatility of 176% and discount rate of 0.75%, and charged to change in fair value of embedded conversion option liability, an other expense. The note balance was $1,232,000 at March 31, 2014.

For the three months ended March 31, 2014, the Company has recognized and recorded interest expense of $66,061 related to Note 2, Note 3 and Note 4, respectively, and $533,708 related to the amortization of other discounts of Note 2, Note 3 and Note 4, respectively.

Table Of Contents	18

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 8: RELATED PARTY TRANSACTIONS AND BALANCES

Payable to Related party

At March 31, 2014 and December 31, 2013, advances, net of repayments, made to the Company by the Chief Executive Officer (“Officer”) for its working capital requirements amounted to $0 and $1,922, respectively. Amounts due to the Officer are unsecured, non-interest bearing and due on demand without specific repayment terms.

On June 1, 2013, the Company entered into a business consulting and marketing agreement with its non-executive director for a twelve months period at the rate of $2,500 per month. The Company recorded an expense of $7,500 as consulting fees for the three months ended March 31, 2014.

The Company engages an entity owned by a director of the Company to be the operator on its oil and gas lease properties in Wilson County, Kansas. The Company has paid the operator $218,787 for lease operating expenses and administration for these oil and gas leases for the three months ended March 31, 2014.

The Company paid $15,000 to a director for consulting and business advisory services for the three months ended March 31, 2014. No payments were made during the three months ended March 31, 2013.

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 10: STOCKHOLDERS' EQUITY

The Company’s capitalization at March 31, 2014 was 250,000,000 authorized common shares and 5,000,000 authorized preferred shares, both with a par value of $0.0001 per share.

Common Stock

On February 1, 2014, the Company entered into a non-exclusive agreement with a third party consultant to develop, coordinate, manage and execute a comprehensive corporate finance and investor relations campaign for the Company for a six month period. The Company issued 300,000 shares of its common stock valued at $57,000 for such services. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period.

On January 13, 2014 and February 10, 2014, the Company converted $24,948 and $23,823 of its convertible debt (Convertible Note 2 - See Note 7) by issuance of 240,000 shares and 220,582 shares of its common stock valued at $0.10395 per share and $0.10800 per share, respectively (See Note 7). On March 26, 2014, the Company converted $22,950 of its convertible debt (Convertible Note 3 – See Note 7) by issuance of 200,000 shares of its common stock valued at $0.11475 per share (See Note 7).

As a result of all stock, options and warrant issuances as of March 31, 2014, the Company had 73,146,448 shares of common stock issued and outstanding, 3,000,000 stock options for conversion into common stock, 395,000 Class D Warrants, 7,500,000 Class E Warrants, and 6,383,420 Class F Warrants for conversion into common stock.

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

The Company calculated the estimated fair values of the liabilities for embedded conversion feature at March 31, 2014 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk free interest indicated in the table below. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months ended March 31, 2014 of $172,731 which was included in other expense (See Note 2 Fair Value Measurements).

Embedded Conversion Options

Black-Scholes Model Assumptions
During Three Months Ended March 31, 2014

Volatility	159.82
Expected term	0.50 – 0.84 years
Risk free interest rate	0.13%

Table Of Contents	20

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 12: CONCENTRATIONS

Concentration of Operators

As of March 31, 2014, the Company uses two operators for the leased properties for which the Company has current activities. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of March 31, 2014.

Concentration of Customer

The Company sells its oil product to one customer and gas product to a separate customer.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2014. The Company’s bank balances exceeded FDIC insured amounts as of March 31, 2014.

NOTE 13: SUBSEQUENT EVENTS

On April 30, 2014, the Company announced that it had terminated the agreement to acquire Legend Oil & Gas, Ltd. that was announced on January 7, 2014. Under the proposed terms, the acquisition price would have been at a significant premium to the price of the stock prior to the termination and would not have been in the best interest of the stockholders of the Company.

Table Of Contents	21

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

Overview

We are an oil and gas and mineral exploration and production company with current projects located in Kansas, Oklahoma and Texas. Our principal business is in the acquisition, exploration and development of, and production from oil, gas and mineral properties. We have a limited operating history with nominal revenues. On December 1, 2010, we formed an entity named New Western Texas Oil and Gas Corporation (“New Western Texas”) incorporated in the State of Nevada, as our wholly-owned subsidiary. New Western Texas started its operations in January 2011. On May 3, 2013, we changed the name of New Western Texas to New Western Gas Corporation (“New Western Gas”). On January 2, 2012, we acquired 100% of the issued and outstanding capital stock of Royal Texan Energy Co. (“RTE”), a Texas corporation. RTE’s principal business operations are acquisitions, exploration and development of, and production from oil and gas properties located in Texas. We acquired RTE primarily due to its lease ownership interests in oil and gas properties and the Company’s requirement to have an operator for exploration and production of oil and gas in Texas. On March 18, 2013, we formed 2013 NWE Drilling Program 1 LP, a California Limited Partnership (the “Limited Partnership”). We became the General Partner and own 51% of the Limited Partnership. A shareholder of the Company became the limited partner holding 49% of the Limited Partnership. The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas.

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

Results of Operations

Our consolidated results of operations for the three months ended March 31, 2014 and 2013 included the operation of the Company, our wholly-owned subsidiaries New Western Gas Corporation and Royal Texan Energy Co., and our 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP.

Table Of Contents	22

We reported a net loss applicable to the Company’s common stockholders of $1,306,404 for the three months ended March 31, 2014 compared to a net loss of $180,653 for the same comparable period in 2013. The increase in loss was principally attributable to an increase in (i) general and administrative expenses relating to payroll costs, legal, professional and consulting fees, (ii) change in the fair value of embedded conversion option liability of convertible promissory note, (iii) oil and gas production costs, (iv) amortization, depreciation and depletion costs incurred by the Company, and (v) higher interest costs due to additional loans and amortization of debt discounts.

Revenues

Revenues for the three months ended March 31, 2014 were $71,388 compared to $19,197 for the same comparable period in 2013. Revenues for the three months ended March 31, 2014 consisted of oil sales of $32,599 from Volunteer and Lander leases in Kansas and Winchester II lease in Oklahoma, and $37,739 in gas sales from Farwell and Puckett leases in Kansas, and $1,050 from disposal of salt water. Revenues increased by $52,191 for the three months ended March 31, 2014 as compared to the comparable prior year period primarily due to the increased output of oil extraction from the Volunteer, Lander and Winchester II Lease and by production and sale of gas from Farwell and Puckett leases.

Operating Expenses

General and administrative expenses (G&A) for the three months ended March 31, 2014 were $679,896 compared to $165,991 for the same comparable period in 2013. G&A expenses increased by $513,905 primarily due to the increase in consulting fees, increase in investor relations and marketing expenses, legal and professional costs incurred associated with the proposed merger with Legend Oil and Gas Corporation, increase in compensation expense of officer, increase in legal and professional fees and increase in travel and other administrative expenses incurred to manage and expand operations.

Oil and gas production expenses for the three months ended March 31, 2014 were $277,487 compared to $16,428 for the same comparable period in 2013. Oil and gas production expenses increased by $261,059 during the three months ended March 31, 2014 as compared to the same comparable period in 2013, primarily due to the Company expending $184,777 on exploration, drilling and production costs associated with Farwell gas lease and Volunteer oil lease, and $76,282 incurred in lease operating costs to maintain the remaining oil and gas properties. The Company did not own Farwell and Volunteer leases in 2013.

Depreciation, depletion and amortization expense for the three months ended March 31, 2014 were $28,159 as compared to $21,500 for the same comparable period in 2013. Depreciation expense increased as a result of placing additional oil and gas equipment of $225,134 in service since April 1, 2013 which resulted in increase in depreciation for the three months ended March 31, 2014 by $8,634 as compared to prior year comparable period. Depletion expense remained relatively the same for the comparable periods. We recorded the same amortization expense of $16,347 for the three months ended March 31, 2014 and 2013 because we took a conservation position in January 2013 to amortize the lease acquisition costs of unproved mineral properties over the remaining term of the lease.

Gain on sale of oil leases for the three months ended March 31, 2014 was $0 as compared to $79,271 for the same comparable period in 2013. On February 28, 2013, we sold 100% of our working interest in 402 acres of oil and gas leases in the Swenson, McLellan and Reves leases located in Jones County, Texas to a third party and recorded a gain of $79,271 as a result of the sale of these leases.

Interest expense for the three months ended March 31, 2014 was $712,627 as compared to $17,832 for the same comparable period in 2013. Interest expense increased by $694,795 for the three months as compared to the same comparable periods in 2013 as a result of (i) interest expense of $62,712 for the three months ended March 31, 2014 on three promissory notes executed by us for our working capital needs and acquisitions, (ii) interest expense of $108,623 for the three months ended March 31, 2014 related to the amortization of the original issue discount, (iii) interest expense of $268,675 for the three months ended March 31, 2014 related to the amortization of the debt discount due to embedded conversion option liabilities on convertible notes, (iv) interest expense of $49,645 for the three months ended March 31, 2014 related to the amortization of debt issue costs, and (v) interest expense of $222,972 relating to the amortization of debt discount on warrants and lender fees on a convertible note. We did not borrow any working capital pursuant to executing convertible notes in 2013.

Table Of Contents	23

The convertible note issued by us on June 5, 2013 for $75,000, on September 26, 2013 for $50,000, and on November 6, 2013 for $1,232,000, and on November 5, 2013 promissory note to a stockholder of 1,500,000 with warrants attached qualifies for derivative accounting treatment due to the variable conversion formula. As a result, we recorded a change in the fair value of the liabilities for the embedded conversion option derivative instrument of $231,604 for the three months ended March 31, 2014, which was included in other expenses as of March 31, 2014.

Our 51% owned subsidiary 2013 NWE Drilling Program 1 LP recorded a loss of $181,169 for the three months ended March 31, 2014. We allocated $88,773 of the limited partnership’s loss to its noncontrolling member in our consolidated financial statements as of March 31, 2014. As a result, the noncontrolling interest of the limited partner was reduced to $423,169 at March 31, 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $597,281 at March 31, 2014 compared to $1,523,181 at December 31, 2013. As shown in the accompanying consolidated financial statements, a loss of $1,306,404 was applicable to New Western Energy Corporation common stockholders for the three months ended March 31, 2014 compared to a loss of $180,653 for the same comparable period in 2013. Net cash used in operating activities for the three months ended March 31, 2014 was $888,978. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern.

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

Table Of Contents	24

We have been successful in the past in raising capital, however, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

.	Curtail our operations significantly
.	Sell our oil, gas and mineral leases
.	Seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to oil, gas and mineral leases or markets, or
.	Explore other strategic alternatives including a merger or sale of our Company.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 was $888,978 which resulted primarily from our net loss of $1,306,404, depreciation, depletion and amortization of $28,159, amortization of debt discount of $379,426, amortization of deferred debt issuance cost of $49,645, loss applicable to non-controlling interest of $88,773, change in fair value of embedded conversion option liability of $48,114, change in fair value warrant liability of $58,873, increase in accounts receivable of $4,282, increase in inventory of $46,278, decrease in prepaid expenses and other current assets of $71,917, increase in accounts payable of $11,842, and increase in accrued expenses of $26,529.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $35,000 primarily due to net cash paid for acquisition of oil and gas properties of $35,000.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 was $1,922. due to cash repayment of advances received from a related party of $1,922.

As a result of the above activities, we experienced a net decrease in cash of $925,900 for the three months ended March 31, 2014. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Off-balance Sheet Arrangements

Since our inception through March 31, 2014, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Table Of Contents	25

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2014 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table Of Contents	26

PART II.

Item 1. Legal Proceedings.

On November 12, 2013, a complaint was filed in the District Court of Taylor County, Texas, captioned Brent and Brook Hatchett v. New Western Energy Corporation, Case No. 25,863-B. The complaint asserts breach of contract on the part of the Company relating to a Plan and Agreement of Reorganization (the “Contract”) wherein the Company acquired all of the issued and outstanding capital stock of Royal Texan Energy Co. from the Hatchetts. The Hatchetts are seeking the remaining consideration of 600,000 common shares of New Western Energy Corporation payable to them for the acquisition by New Western Energy Corporation of Royal Texan Energy Co. in addition to general damages.

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

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table Of Contents	27

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WESTERN ENERGY CORPORATION

Date: May 19, 2014	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

Date: May 19, 2014	/s/ Haris Baha
Haris Baha, Chief Financial Officer (Principal Financial and Accounting Officer)

Table Of Contents	28

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002