Form 10-Q
period 2014-06-30
New Western Energy Corp
filed 2014-08-19
CIK 1479488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at August 19, 2014 was 74,206,448.

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

PART I.

Item 1.  Financial Statements.

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$438,576	$1,523,181
Accounts receivable	71,260	43,365
Inventory	73,953	24,713
Prepaid expenses and other assets	94,358	75,417
Total current assets	678,147	1,666,676

Property and equipment, net	214,028	201,556
Oil and gas properties, net	1,487,638	1,459,233
Mineral properties, net	5,449	38,143
Deferred debt issuance cost, net	142,154	241,911
Note receivable, net	65,000	—
Other assets	1,930	1,930
Total Assets	$2,594,346	$3,609,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$79,916	$67,984
Accrued expenses	124,505	70,491
Convertible notes payable, current portion, net of discount of $606,877 and $72,534 at June 30, 2014 and December 31, 2013	330,288	21,792
Embedded conversion option liability	677,306	809,716
Warrant liability	609,044	912,215
Payable to related party	—	1,922
Total current liabilities	1,821,059	1,884,120

Notes payable, long term portion, net of discount of $647,839 at June 30, 2014 and $782,310 at December 31, 2013, respectively	925,911	791,440
Convertible notes payable, net of discount of $0 at June 30, 2014 and $1,101,586 at December 31, 2013, respectively	—	130,414
Total long term liabilities	925,911	921,854

Total Liabilities	2,746,970	2,805,974

Commitments and contingencies (Note 10)

Table of Contents	3

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

	June 30, 2014 (Unaudited)	December 31, 2013

Stockholders' Equity
New Western Energy Corporation and Subsidiaries Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 127,000 and 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	13	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 73,806,448 and 72,185,866 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	7,381	7,219
Additional paid in capital	6,676,866	5,752,443
Accumulated deficit	(7,219,328)	(5,468,129)
Total New Western Energy Corporation and Subsidiaries Stockholders' Equity	(535,068)	291,533
Noncontrolling interest in consolidated subsidiary	382,444	511,942
Total Stockholders' Equity	(152,624)	803,475
Total Liabilities and Stockholders' Equity	$2,594,346	$3,609,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	4

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues
Oil and gas sales	$110,734	$11,797	$182,122	$30,994

Operating expenses
Depreciation, depletion and amortization	29,722	26,766	57,881	48,266
General and administrative	401,915	287,891	1,081,811	453,882
(Gain) or loss on sale of oil leases	—	1,677	—	(77,594)
Oil and gas production	89,944	313,416	367,431	329,844
Total expenses	521,581	629,750	1,507,123	754,398

Loss from operations	(410,847)	(617,953)	(1,325,001)	(723,404)

Other income (expenses)
Interest Expense	(667,130)	(124,465)	(1,379,757)	(142,297)
Change in fair value of embedded conversion option and warrant liability income (expense)	594,835	(66,510)	826,439	(124,325)
Total other income (expenses)	(72,295)	(190,975)	(553,318)	(266,622)

Loss from operations before income tax	(483,142)	(808,928)	(1,878,319)	(990,026)

Provision for income tax	—	—	—	(800)
Net loss	(483,142)	(808,928)	(1,878,319)	(990,826)
Preferred stock dividend	(2,378)	—	(2,378)	—

Net loss applicable to common stock before allocation to noncontrolling interest	(485,520)	(808,928)	(1,880,697)	(990,826)

Net loss applicable to noncontrolling interest in consolidated subsidiary	(40,725)	(95,102)	(129,498)	(96,347)

Net loss applicable to New Western Energy Corporation common stock	$(444,795)	$(713,826)	$(1,751,199)	$(894,479)

Basic and diluted net loss per share applicable to New Western Energy Corporation's common stock	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of shares outstanding - Basic and Diluted	73,429,964	68,824,547	73,051,948	68,631,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	5

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss applicable to New Western Energy Corporation common stock	$(1,751,199)	$(894,479)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	25,188	15,573
Amortization of debt discount	711,714	130,026
Amortization of mineral property	32,694	32,694
Amortization of deferred debt issuance cost	99,758	—
Loss applicable to noncontrolling interest	(129,498)	(96,347)
Gain on sale of oil and gas property and related equipment	—	(77,594)
Change in fair value of embedded conversion option liability	(76,973)	124,325
Change in fair value of warrant liability	(303,171)	—
Changes in operating assets and liabilities:
Accounts receivable	(27,895)	287
Inventory	(49,240)	(29,938)
Prepaid expenses and other current assets	104,059	96,167
Other assets	—	(480)
Accounts payable	11,932	(22,994)
Accrued expenses	54,014	11,925
Net cash used in operating activities	(1,298,618)	(710,835)

Cash Flows From Investing Activities:
Cash paid for purchase of property and equipment	(31,065)	(152,868)
Cash proceeds from sale of oil and gas property and related equipment	—	410,000
Cash advanced towards a note receivable	(75,000)	—
Cash received towards a note receivable	10,000	—
Cash paid for expenses relating to sale of oil and gas property and related equipment	—	(99,680)
Cash paid for purchase and capitalized cost of oil and gas properties, net	(35,000)	(155,958)
Net cash (used in) provided by investing activities	(131,065)	1,494

Cash Flows From Financing Activities:
Cash received from sale of common stock and warrants	—	158,000
Cash received from sale of preferred stock	635,000	—
Cash paid for offering costs	—	(17,700)
Cash received from noncontrolling interest	—	650,000
Cash received from convertible promissory notes	20,000	500,000
Cash repayments for notes payable	(308,000)	(331,389)
Proceeds from related party advances	—	6,000
Repayments of related party advances	(1,922)	(48,500)
Net cash provided by financing activities	345,078	916,411

Table of Contents	6

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the six months ended June 30,
	2014	2013

Net increase (decrease) in cash and cash equivalents	(1,084,605)	207,070

Cash and cash equivalents, beginning of the period	1,523,181	5,092

Cash and cash equivalents, end of the period	$438,576	$212,162

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$45,174	$21,389

Supplemental disclosures of non-cash investing and financing activities:
Embedded conversion option liability	$—	$(185,430)
Debt discount	$—	$22,222
Reclassification of derivative Liability to equity	$—	$213,068
Promissory notes issued for lease purchases	$—	$120,000
Settlement of debt by issuance of common shares	$91,161	$—
Common shares issued to consultant as prepaid for services	$143,000	$97,000
Common shares issued to director as prepaid for services	$—	$60,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	7

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2014

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

On May 28, 2014, the Company formed New Western Operating LLC, a wholly-owned subsidiary that will take over all operational duties for its leases and oil and gas exploration, drilling and production in the state of Kansas.

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments and business acquisition adjustments, necessary to present fairly the financial position at June 30, 2014, and the results of operations and cash flows for the six months ended June 30, 2014. The balance sheet as of December 31, 2013 is derived from the Company’s audited consolidated financial statements.

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

At June 30, 2014, the Company had working capital deficit of $1,142,911, incurred a net loss applicable to New Western Energy Corporation common stockholders of $1,751,199 during the six months ended June 30, 2014 and used cash in operating activities of $1,298,618. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries New Western Gas Corporation, Royal Texan Energy Co. and New Western Operating LLC, and the Company’s 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP. All intercompany balances and transactions are eliminated in consolidation.

Noncontrolling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with Financial Accounting Standards Board - Accounting Standards Codification (“ASC”)   Topic 810, Consolidation , and accordingly, the Company presents noncontrolling interests as a component of equity on its unaudited condensed consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net income (loss) applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts, notes and other receivables, valuation of beneficial conversion features in convertible debt, valuation of derivatives, valuation of long-lived assets, goodwill and oil, gas and mineral properties, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

June 30, 2014

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at June 30, 2014:

		Fair Value Measurements at June 30, 2014
	Carrying Value at June 30, 2014 (Unaudited)	(Level 1) (Unaudited)	(Level 2) (Unaudited)	(Level 3) (Unaudited)

Mineral Properties	$5,449	$—	$—	$5,449

Warrant Liabilities	$609,044	$—	$—	$609,044

Embedded Conversion Option Liability	$677,306	$—	$—	$677,306

Table of Contents	10

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

The following is a summary of activity of Level 3 assets and liabilities for the period ended June 30, 2014:

Mineral Properties
Balance - December 31, 2013	$38,143
Additions	—
Change in fair value	(32,694)
Balance – June 30, 2014	$5,449

Warrant Liabilities
Balance - December 31, 2013	$912,215
Additions	—
Change in fair value	(303,171)
Balance – June 30, 2014	$609,044

Embedded Conversion Option Liability
Balance - December 31, 2013	$809,716
Additions	—
Change in fair value	(187,847)
Reclassification to equity	55,437
Balance – June 30, 2014	$677,306

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

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2014, there were Class D, E and F Warrants outstanding for 15,548,420 common shares that if exercised, may dilute future earnings per share, 3,000,000 stock options outstanding awarded to employees and consultants, and there were convertible debt convertible into 4,926,888 common shares that may dilute future earnings per share.

Table of Contents	11

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

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

NOTE 3: NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

On March 18, 2013, the Company formed a new entity 2013 NWE Drilling Program 1 LP (the “Limited Partnership”). The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas. The Company became the General Partner and owns 51% of the Limited Partnership. The Limited Partnership closed upon receiving a cash contribution of $650,000 from one non-affiliate shareholder of the Company as the Limited Partner, and the Company’s contribution as the General Partner was $6,500 in cash and giving the rights and commitment to the Limited Partnership to drill three oil wells on the Company’s B&W Ranch lease. Pursuant to the terms of the partnership agreement, the Limited Partner will be entitled to receive 70% of the net income and cash available for distributions until such time an amount equal to the Limited Partner’s initial investment plus a 50% return on such initial investment is received by the Limited Partner. Thereafter, net income and cash available for distributions shall be allocated 20% to the Limited Partner and 80% to the General Partner. The Limited Partnership will enter into turnkey drilling agreement with the managing General Partner, to drill and complete the partnership wells. The turnkey price includes all ordinary costs of drilling, testing and completing the wells. When the wells begin producing, the General Partner, as operator of the wells will be reimbursed at actual cost for all direct expenses incurred on behalf of the Limited Partnership, and will receive a fixed fee of $250 per well per month for supervising, operating and maintaining the wells during production operations. The Limited Partnership recorded a loss of $40,725 and $129,498 for the three months and six months ended June 30, 2014 as compared to $$95,102 and $96,347 for the same comparable periods in 2013. The Company allocated the Limited Partnership’s loss to its noncontrolling members in its consolidated financial statements as of June 30, 2014 and 2013, respectively

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the six months ended June 30, 2014:

Balance at December 31, 2013	$511,942
Contribution by noncontrolling interest member	—
Net loss applicable to noncontrolling interest	(129,498)
Balance at June 30, 2014	$382,444

Table of Contents	12

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 4: OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil properties consist of the following:

Name of the Property	Type	June 30, 2014 (Unaudited)	December 31, 2013
Rogers County, OK - Glass Lease	Oil	$221,000	$221,000
Rogers County, OK - Phillips Lease	Oil	130,000	130,000
Rogers County, OK (9) Leases	Oil	378,600	378,600
Chautauqua County, KS - B&W Ranch Lease	Oil	75,000	75,000
Chautauqua County, KS - Charles & Nancy Smith Lease	Oil	24,750	24,750
Chautauqua County, KS - Lloyd & Patricia Fields Lease	Oil	14,400	14,400
Chautauqua County, KS - Rinck Lease	Oil	24,750	24,750
Wilson County, KS – Farwell, Puckett & Farwell/Eagle Lease	Oil	251,208	251,208
Wilson County, KS – Volunteer & Landers Lease	Oil	470,000	470,000
Nowata County, OK (4) Leases	Oil	35,000	—
Shackelford County, TX - Terry Heirs	Oil	9,722	9,722
		—	—
		1,634,430	1,599,430
Accumulated depletion		(13,292)	(6,697)
Impairment allowance		(133,500)	(133,500)
		$1,487,638	$1,459,233
Impairment allowance is allocated as follows:
Glass Lease		$123,778	$123,778
Terry Heirs Lease		$9,722	$9,722

There were no exploration well costs capitalized for more than one year following the completion of drilling.

The following oil and gas leases were acquired and sold during the six months ended June 30, 2014.

Acquisition of Moab Oil and Gas Project, Nowata County, Oklahoma

On February 28, 2014, the Company entered into a Lease Purchase Agreement (“Agreement”) with Moab Oil and Gas, LLC and a third party, to purchase leasehold interest in four oil and gas leases named as Taylor Lease, Roberts Lease, Roebuck Lease and Walker Lease, consisting of 217 acres located in Nowata County, Oklahoma. The Company has paid the total purchase consideration of $35,000 as of March 31, 2014. The Company has started gas exploration on this lease and sold 1,484 mcf of gas for $4,323 as of June 30, 2014.

Table of Contents	13

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5: MINERAL PROPERTIES

The Company’s aggregate capitalized costs related to mineral properties consist of the following:

Unproved Mineral Property
Name of Property	Type	June 30, 2014 (Unaudited)	December 31, 2013

Wellsboro Lease	Gravel	$103,530	$103,530
		103,530	103,530
Less: Accumulated depletion		—	—
		103,530	103,530
Less: Amortization		(98,081)	(65,387)
		$5,449	$38,143

The lease term of Wellsboro Lease expired on July 31, 2014. Since there was no production of minerals during the six months ended June 30, 2014 and 2013, no depletion expense relating to mineral properties has been recorded for the three months and six months ended as of June 30, 2014 and 2013. The Company has taken a conservative position to amortize the lease acquisition cost over the remaining term of the lease. The Company recorded amortization expense of $16,347 and $32,694 for the three months and six months ended June 30, 2014 and 2013, which is included in depreciation, depletion and amortization expenses in the consolidated financial statements. The Company has not started any gravel exploration on the Wellsboro Lease as of June 30, 2014.

NOTE 6: NOTE RECEIVABLE

On April 1, 2014, the Company made a short-term advance of $75,000 to Legend Oil & Gas Ltd. (“Legend”), an entity with whom the Company had entered into a merger agreement on January 23, 2014. The advance is non-interest bearing, unsecured and is to be returned to the Company by Legend by February 28, 2015 or within 60 days, if the merger between the Company and Legend is terminated, whichever first occurs. On April 30, 2014, the Company terminated the merger agreement with Legend. The Company has received $10,000 in cash from Legend as of June 30, 2014. The Company expects to receive the remaining balance from Legend by September 15, 2014.

Table of Contents	14

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 7: NOTES PAYABLE

Notes payable consist of:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Note payable to a third party, unsecured, bearing interest at 5% per annum, due on September 30, 2015, is subordinated in right of payment to the prior payment in full of all bank rediscount line of credit or loan	73,750	73,750

Stockholder note payable, secured, bearing interest at 10% per annum, due on October 31, 2015, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	1,500,000	1,500,000
	1,573,750	1,573,750
Notes payable - Current Portion	—	—
Notes payable – Long-term Portion	1,573,750	1,573,750
Less: Unamortized discount	(647,839)	(782,310)
	$925,911	$791,440

The Company recorded interest expense on these notes of $38,419 and $76,828 for the three months and six months ended June 30, 2014, and $13,922 and $18,471 for the three months and six months ended June 30, 2013, respectively.

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Note payable to a third party, bearing one-time interest of 12%, one year term, due on June 5, 2014 (Convertible Note 2)	$—	$38,771

Note payable to a third party, bearing one-time interest of 12%, one year term, due on September 26, 2014 (Convertible Note 3)	13,165	55,555

Note payable to a third party, bearing interest of 8% per annum, due February 1, 2015 (Convertible Note 4)	924,000	1,232,000
Convertible notes payable	937,165	1,326,326
Less: unamortized debt discount	(606,877)	(1,174,120)
Convertible notes payable, net	330,288	152,206
Less: current portion	(330,288)	(21,792)
Convertible notes payable, non-current	$—	$130,414

Table of Contents	15

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

In connection with the issuance of the Note 3, the Company recorded a loan discount related to the OID in the amount of $5,555 which will be amortized to interest expense over the term of the Draw. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the Draw and an initial change in fair value of $17,511 for a total initial embedded conversion option liability of $67,511. For the year ended December 31, 2013, the Company has recognized interest expense of $1,461 related to the amortization of the OID and $13,151 related to the amortization of the embedded conversion option liability discount as it related to this Note 3. On March 27, 2014, the Company converted $22,950 of the debt by issuance of 200,000 shares of its common stock valued at $0.1215 per share. On April 14, 2014, the Company converted $19,440 of the debt by issuance of 160,000 shares of its common stock valued at $0.1215 per share (See Note 12).

Based on the conversion amounts an aggregate $37,763 was reclassified from the embedded conversion option liability to additional paid in capital. For the three months and six months ended June 30, 2014, the Company has recognized interest expense of $1,218 and $2,577 related to the amortization of the OID and $10,959 and $23,365 related to the amortization of the embedded conversion option liability discount as it related to this Note 3. The note balance at June 30, 2014 was $13,165.

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

The Debentures are convertible into shares of Common Stock at any time prior to maturity at $0.193 per share (the “Conversion Price”), subject to certain conversion limitations set forth in the Debentures and certain price protection described below. The Company shall pay interest on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 8% per annum, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 1, 2014. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, based on a share value equal to the lesser of (a) 90% of the average of the volume weighted average price (the “VWAP”) for the 20 consecutive trading days prior to the applicable interest payment date and (b) 100% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date less $0.01. On each of May 1, 2014, August 1, 2014, November 1, 2014, and February 1, 2015, the Company is obligated to redeem an amount equal to $308,000 (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the Debentures) (collectively, the “Periodic Redemption Amount”). The Company made the Periodic Redemption Amount of $308,000 on May 1, 2014 in the accordance with the redemption of debenture but failed to make a payment of $308,000 due on August 1, 2014. On August 11, 2014, the Company received a default notice from the debt holder requesting for the default amount due plus all accrued but unpaid interest. The Company is currently in negotiations with the debt holder to extend payment terms of the note.

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

Due to the “full ratchet” price protection in the convertible Debenture, the embedded conversion feature was bifurcated and accounted for as a derivative liability in the balance sheet at fair value. The initial valuation and recording of this derivative liability was $972,532 using the Black-Scholes option pricing model with the following assumptions; stock price $0.22, expected term of 1.22 years, expected volatility of 176% and discount rate of 0.75%, and charged to change in fair value of embedded conversion option liability, an other expense. The note balance was $924,000 at June 30, 2014.

For the three months and six months ended June 30, 2014, the Company has recognized and recorded interest expense of $22,077 and $47,739 related to Note 2, Note 3 and Note 4, respectively, and $531,442 and $1,105,550 related to the amortization of other discounts of Note 2, Note 3 and Note 4, respectively.

Table of Contents	18

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 9: RELATED PARTY TRANSACTIONS AND BALANCES

Payable to Related party

At June 30, 2014 and December 31, 2013, advances, net of repayments, made to the Company by the Chief Executive

Officer (“Officer”) for its working capital requirements amounted to $0 and $1,922, respectively. Amounts due to the Officer are unsecured, non-interest bearing and due on demand without specific repayment terms.

On June 1, 2013, the Company entered into a business consulting and marketing agreement with its non-executive director for a twelve month period at the rate of $2,500 per month. On May 1, 2014, the agreement was extended for a twelve month period at the rate of $5,000 per month. The Company recorded an expense of $12,500 and $20,000 as consulting fees for the three months and six months ended June 30, 2014.

The Company engages an entity owned by a director of the Company to be the operator on its oil and gas lease properties in Wilson County, Kansas. The Company has paid the operator $24,786 and $243,573 for lease operating expenses and administration for these oil and gas leases for the three months and six months ended June 30, 2014.

The Company paid $25,000 and $40,000 to a director for consulting and business advisory services for the three months and six months ended June 30, 2014. No payments were made during the three months and six months ended June 30, 2013.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Legal Costs and Contingencies

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

The Company and the Hatchetts’ are currently in settlement negotiations.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

NOTE 11: STOCKHOLDERS' EQUITY

The Company’s authorized common shares and preferred shares at June 30, 2014 were 250,000,000 and 5,000,000 shares respectively, both with a par value of $0.0001 per share.

Table of Contents	19

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

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

On January 13, 2014 and February 10, 2014, the Company converted $24,948 and $23,823 of its convertible debt (Convertible Note 2 - See Note 8) by issuance of 240,000 shares and 220,582 shares of its common stock valued at $0.10395 per share and $0.10800 per share, respectively (See Note 8). On March 26, 2014 and April 14, 2014, the Company converted $22,950 and $19,440 of its convertible debt (Convertible Note 3 – See Note 8) by issuance of 200,000 shares and 160,000 shares of its common stock valued at $0.11475 per share and $0.1215 per share (See Note 8).

On May 1, 2014, the Company entered into a business consulting agreement for a six month period with a third party to consult with the officers and employees concerning matters relating to the management and marketing of the Company. The Company issued 300,000 shares of its common stock valued at $54,000 for such services. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period.

On June 1, 2014, the Company entered into a business consulting agreement for a three month period with a third party to consult with the officers and employees concerning matters relating to the management and marketing of the Company. The Company issued 200,000 shares of its common stock valued at $32,000 for such services. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period.

Preferred stock

On April 1, 2014, the Company offered to sell pursuant to a private placement, under a Regulation S offering to non-US investors only, 1,500,000 Units to raise $7,500,000. The minimum investment in this offering is for 5,000 Units for $25,000. Each Unit consists of two (2) shares of Series A 7% Convertible Preferred Stock, par value $0.0001 per share and one (1) redeemable Class F Warrant of the Company to purchase ten (10) shares of common stock. Each share of Series A Preferred Stock pays a 7% annual dividend for the first year ending March 31, 2015 and thereafter, a 10% dividend payable, at the option the Company, in cash or in the Company’s common stock. Each Class F Warrant entitles the holder thereof to purchase, at any time until the expiration date of March 31, 2017, ten (10) shares of Common Stock at an exercise price of $0.30 per share, subject to adjustment. The Class F Warrants are redeemable by the Company, at a redemption price of $0.05 per Warrant, upon at least 30 days’ prior written notice, commencing six months after the date of this private placement, if the average of the closing bid price of the Common Stock, as reported on the Over-The-Counter or other exchange, shall equal or exceed $1.00 per share (subject to adjustment) for ten 910) consecutive business days prior to the notice of redemption. The Units are being offered on a “best effort basis” by the Company through its officers and directors and selected finders and broker/dealers.

As a result of all stocks, options and warrant issuances as of June 30, 2014, the Company had 73,806,448 shares of common stock issued and outstanding, 127,000 of preferred stock issued and outstanding, 3,000,000 stock options for conversion into common stock, 395,000 Class D Warrants, 7,500,000 Class E Warrants, and 7,653,420 Class F Warrants for conversion into common stock.

Table of Contents	20

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula (Note 8). The embedded conversion features of the convertible note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method.

The Company calculated the estimated fair values of the liabilities for embedded conversion feature at June 30, 2014 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk free interest indicated in the table below. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and six months ended June 30, 2014 of $350,537 and $523,268 which was included in other expense (See Note 2 Fair Value Measurements).

Embedded Conversion Options

Black-Scholes Model Assumptions
For the Six Months Ended June 30, 2014

Volatility	117.66 - 159.82
Expected term	0.24 - 0.84 years
Risk free interest rate	0.13%

NOTE 13: CONCENTRATIONS

Concentration of Operators

As of June 30, 2014, the Company uses two operators for the leased properties for which the Company has current activities. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of June 30, 2014.

Concentration of Customer

The Company sells its oil product to one customer and gas product to a separate customer.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2014. The Company’s bank balances exceeded FDIC insured amounts as of June 30, 2014.

NOTE 14: SUBSEQUENT EVENTS

On July 1, 2014, the Company entered into a consulting agreement with a third party for the twelve month period to provide business advisory services to the management of the Company. The Company issued 400,000 shares of its common stock valued at $56,000 for such services. The common shares are valued at the closing price of stock on the effective date of the consulting agreement.

On August 11, 2014, the Company received a notice of default on Convertible Note 4 (see Note 8). The Company is currently in negotiations to extend the payment terms of this note.

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

Overview

We are an oil and gas and mineral exploration and production company with current projects located in Kansas, Oklahoma and Texas. Our principal business is in the acquisition, exploration and development of, and production from oil, gas and mineral properties. We have a limited operating history with nominal revenues. On December 1, 2010, we formed an entity named New Western Texas Oil and Gas Corporation (“New Western Texas”) incorporated in the State of Nevada, as our wholly-owned subsidiary. New Western Texas started its operations in January 2011. On May 3, 2013, we changed the name of New Western Texas to New Western Gas Corporation (“New Western Gas”). On January 2, 2012, we acquired 100% of the issued and outstanding capital stock of Royal Texan Energy Co. (“RTE”), a Texas corporation. RTE’s principal business operations are acquisitions, exploration and development of, and production from oil and gas properties located in Texas. We acquired RTE primarily due to its lease ownership interests in oil and gas properties and the Company’s requirement to have an operator for exploration and production of oil and gas in Texas. On March 18, 2013, we formed 2013 NWE Drilling Program 1 LP, a California Limited Partnership (the “Limited Partnership”). We became the General Partner and own 51% of the Limited Partnership. A shareholder of the Company became the limited partner holding 49% of the Limited Partnership. The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas. On May 28, 2014, we formed New Western Operating LLC, our wholly-owned subsidiary, to handle all operational duties for managing our leases and oil and gas exploration, drilling and production in the state of Kansas.

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

Table of Contents	22

From time to time management has been engaged in preliminary discussions with potential investors and merger candidates in this industry. However, no letter of intent or other document has been prepared in connection with these preliminary discussions. There are currently no agreements or arrangements with respect to any merger or similar transaction.

Results of Operations

Our consolidated results of operations for the three months and six months ended June 30, 2014 and 2013 included the operation of the Company, our wholly-owned subsidiaries New Western Gas Corporation, Royal Texan Energy Co. and New Western Operating, LLC, and our 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP.

We reported a net loss applicable to the Company’s common stockholders of $444,795 and $1,751,199 for the three months and six months ended June 30, 2014 compared to a net loss of $713,826 and $894,479 for the same comparable periods in 2013. The decrease in loss for the three months ended June 30, 2014 as compared to 2013 was primarily due to the Company expending $246,583 for drilling operations on its wells on its B&W Ranch lease in Kansas in 2013 to test oil and gas bearing structures through the Mississippi Dolomite formation, whereas no such expenses were incurred in the three months ended June 30, 2014. The increase in loss for the six months ended June 30, 2014 as compared to 2013 was principally attributable to an increase in (i) general and administrative expenses relating to payroll costs, legal, professional and consulting fees, (ii) change in the fair value of embedded conversion option liability of convertible promissory note, (iii) oil and gas production costs, (iv) amortization, depreciation and depletion costs incurred by the Company, and (v) higher interest costs due to additional loans and amortization of debt discounts.

Revenues

Revenues for the three months and six months ended June 30, 2014 were $110,734 and $182,122 compared to $11,797 and $30,994 for the same comparable periods in 2013. Revenues for the three months ended June 30, 2014 consisted of oil sales of $66,515 from Volunteer, Lander and Puckett leases in Kansas, Winchester II and Anna lease in Oklahoma, and $44,952 in gas sales from Farwell and Puckett leases in Kansas, and Moab leases in Oklahoma, and $700 from disposal of salt water. Revenues for the three months ended June 30, 2013 consisted of gas sales from Farwell and Puckett leases acquired on June 1, 2013. Revenues increased by $98,937 and $151,128 for the three months and six months ended June 30, 2014 as compared to the comparable prior year period primarily due to the increased output of oil extraction from the Volunteer, Lander and Winchester II Lease and by production and sale of gas from Farwell and Puckett leases.

Operating Expenses

General and administrative expenses (G&A) for the three months and six months ended June 30, 2014 were $401,915 and $1,081,811 compared to $287,891 and $453,882 for the same comparable periods in 2013. G&A expenses increased by $114,024 and $627,929 for the three months and six months ended June 30, 2014 primarily due to the increase in consulting fees, increase in investor relations and marketing expenses, legal and professional costs incurred associated with the failed merger with Legend Oil and Gas Corporation, increase in compensation expense of officer, increase in legal and professional fees and increase in travel and other administrative expenses incurred to manage and expand operations.

Oil and gas production expenses for the three months and six months ended June 30, 2014 were $89,944 and $367,431 compared to $313,416 and $329,844 for the same comparable periods in 2013. Oil and gas production expenses decreased by $223,472 for the three months ended June 30, 2014 as compared to the same comparable period in 2013, primarily due to the Company expending $245,583 on exploration, drilling and production costs associated with Magnus #1 and Anna #1 wells on its B&W Ranch lease in Kansas. Oil and gas production expenses increased by $37,587 for the six months ended June 30, 2014 as compared to the same comparable period in 2013 due to the Company expending funds in operating Volunteer, Landers, Winchester II, Anna and Puckett oil leases, and Farwell, Puckett and Moab gas leases and costs to maintain the remaining oil and gas properties. The Company did not own Farwell and Volunteer leases in 2013.

Table of Contents	23

Depreciation, depletion and amortization expense for the three months and six months ended June 30, 2014 were $29,722 and $57,881 as compared to $26,766 and $48,266 for the same comparable periods in 2013. Depreciation expense increased as a result of placing additional oil and gas equipment of $31,065 in service since January 1, 2014 which resulted in increase in depreciation for the three months and six months ended June 30, 2014 by $2,956 as compared to prior year comparable period. Depletion expense remained relatively the same for the comparable periods. We recorded the same amortization expense of $16,347 and $32,694 for the three months and six months ended June 30, 2014 and 2013 because we took a conservation position in January 2013 to amortize the lease acquisition costs of unproved mineral properties over the remaining term of the lease.

Gain on sale of oil leases for the three months and six months ended June 30, 2014 was $0 and $0 as compared to a loss of $1,677 for the three months ended June 30, 2013 and a gain of $77,594 for the six months ended June 30, 2013. On February 28, 2013, we sold 100% of our working interest in 402 acres of oil and gas leases in the Swenson, McLellan and Reves leases located in Jones County, Texas to a third party and recorded a gain of $79,271 as a result of the sale of these leases.

Interest expense for the three months and six months ended June 30, 2014 was $667,130 and $1,379,757 as compared to $124,465 and $142,297 for the same comparable periods in 2013. Interest expense increased by $542,665 and $1,237,460 for the three months and six months in 2014 as compared to the same comparable periods in 2013 as a result of (i) interest expense of $60,497 and $124,567 for the three months and six months ended June 30, 2014 on three promissory notes executed by us for our working capital needs and acquisitions, (ii) interest expense of $94,661 and $201,925 for the three months and six months ended June 30, 2014 related to the amortization of the original issue discount, (iii) interest expense of $236,409 and $505,084 for the three months and six months ended June 30, 2014 related to the amortization of the debt discount due to embedded conversion option liabilities on convertible notes, (iv) interest expense of $50,112 and $99,758 for the three months and six months ended June 30, 2014 related to the amortization of debt issue costs, and (v) interest expense of $225,450 and $448,423 relating to the amortization of debt discount on warrants and lender fees on a convertible note. We borrowed $125,000 on February 15, 2013 and $75,000 on June 5, 2013 pursuant to executing convertible notes.

Dividend payable to preferred stockholders for the three months and six months ended June 30, 2014 was $2,378 as compared to $0 for the same comparable periods in 2013. The dividend was calculated at an annual rate of 7% on the contributions received from the preferred stock holders. The Company received in cash $635,000 from the sale of preferred shares for the three months and six months ended June 30, 2014.

The convertible promissory notes issued by us on June 5, 2013 for $75,000, on September 26, 2013 for $50,000, on November 6, 2013 for $1,232,000, and on November 5, 2013 promissory note to a stockholder for $1,500,000 with warrants attached qualifies for derivative accounting treatment due to the variable conversion formula. As a result, we recorded a change in the fair value of the liabilities for the embedded conversion option derivative instrument of $594,835 and $826,439 for the three months and six months ended June 30, 2014 as compared to $66,510 and $124,325, which was included in other expenses as of June 30, 2014.

Our 51% owned subsidiary 2013 NWE Drilling Program 1 LP recorded a loss of $83,113 and $264,282 for the three months and six months ended June 30, 2014. We allocated $40,725 and $129,498 of the limited partnership’s loss for the three months and six months ended June 30, 2014 to its noncontrolling member in our consolidated financial statements as of June 30, 2014. As a result, the noncontrolling interest of the limited partner was reduced to $382,444 at June 30, 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $438,576 at June 30, 2014 compared to $1,523,181 at December 31, 2013. As shown in the accompanying consolidated financial statements, a loss of $1,751,199 was applicable to New Western Energy Corporation common stockholders for the six months ended June 30, 2014 compared to a loss of $894,479 for the same comparable period in 2013. At June 30, 2014, our working capital deficit was $1,142,911. Net cash used in operating activities for the six months ended June 30, 2014 was $1,298,618. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern.

Table of Contents	24

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 was $1,298,618 which resulted primarily from our net loss of $1,751,199, depreciation, depletion and amortization of $25,188, amortization of debt discount of $711,714, amortization of mineral property of $32,694, amortization of deferred debt issuance cost of $99,758, loss applicable to non-controlling interest of $129,498, change in fair value of embedded conversion option liability of $76,973, change in fair value of warrant liability of $303,171, increase in accounts receivable of $27,895, increase in inventory of $49,240, decrease in prepaid expenses and other current assets of $104,059, increase in accounts payable of $11,932, and increase in accrued expenses of $54,014.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $131,065 primarily due to the cash paid for purchase of property and equipment of $31,064, cash advanced towards a note receivable of $75,000, cash received from note receivable of $10,000, and net cash paid for acquisition of oil and gas properties of $35,000.

Table of Contents	25

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $345,078 primarily due to cash received from sale of preferred stock of $635,000, cash received from convertible promissory note of $20,000, cash repayment of convertible promissory note payable of $308,000, and cash repayment of related party advance of $1,922.

As a result of the above activities, we experienced a net decrease in cash of $1,084,605 for the six months ended June 30, 2014. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Off-balance Sheet Arrangements

Since our inception through June 30, 2014, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

Table of Contents	26

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2014 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	27

PART II.

Item 1.	Legal Proceedings.

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

The Company and the Hatchetts’ are currently in settlement negotiations.

We are not a party to any other legal proceedings.

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Between April 14, 2014 and June 26, 2014, the Company sold 127,000 Units to three accredited investors for gross proceeds of $635,000. Each Unit consists of two shares of Series A 7% Convertible Preferred Stock (“Preferred Stock”) and one warrant to purchase ten (10) shares of the Company’s common stock at an exercise price of $0.30 per share. Each share of Preferred Stock is convertible into ten (10) shares of the Company’s common stock.

On April 14, 2014, the Company issued 160,000 shares of its common stock valued at $19,440, as partial payment of a debt owed to a non- affiliated lender.

On June 4, 2014, the Company issued 200,000 shares and 300,000 shares to two consultants, respectively, for services rendered to the Company. The services were valued at $32,000 and $54,000 respectively.

We relied upon Regulation S, Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. Each prospective investor was given a private placement memorandum, the Company’s Form 10-K, Form 10-Q and Form 8-k’s previously filed with the SEC. These materials and filings included all material aspects of an investment in us, including the business, management, offering details, risk factors, consolidated financial statements and use of proceeds. It is the belief of management that each of the individuals who invested has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment and therefore did not need the protections offered by registering their shares under Securities and Act of 1933, as amended. Each investor completed a Stock Purchase Agreement, a Consulting Agreement and/or Subscription Agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent. These offerings were not accompanied by general advertisement or general solicitation and the share certificates were issued with a Rule 144 restrictive legend.

Table of Contents	28

Item 3.	Defaults Upon Senior Securities.

On August 11, 2014, the Company received a notice of default from Hillair Capital Investments L.P. (“Hillair”) in regard to an 8% Original Issue Senior Secured Convertible Note. The Company is currently in negotiations with Hillair to extend the payment terms of this note.

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	29

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WESTERN ENERGY CORPORATION

Date: August 19, 2014	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

Date: August 19, 2014	/s/ Haris Baha
Haris Baha, Chief Financial Officer (Principal Financial and Accounting Officer)

Table of Contents	30

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	30