Form 10-K/A
period 2013-12-31
New Western Energy Corp
filed 2014-09-26
CIK 1479488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated By Reference: None

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) amends New Western Energy Corporation’s (the “Company”) Annual Report on Form 10-K for the Year Ended December 31, 2013 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “Commission”) on April 14, 2014.  In response to comments from the Commission, the Company is amending the Original 10-K to:

·	Provide additional disclosures regarding the Company’s “unproved reserves” as of the dates set forth in the Original 10-K in the Part I, Items 1. Business ;
·	Provide a copy of the employment agreement between the Company and its CEO as Exhibit 6.7; and
·	Provide as exhibits to this Amendment revised certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment speaks as of the original filing date of the Original 10-K and reflects only the changes to the Original 10-K described above. No other information included in the Original 10-K has been modified or updated, and the Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

This Amendment should be read in conjunction with the Company’s filings with the Commission made subsequent to April 14, 2014, the date of the original filing of the Original 10-K.

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” in the Original 10-K. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business

As of December 31, 2013, we did not have any estimated proved reserves. The table below sets forth the oil and gas production of the Company for the last three fiscal years.

	Year ended December 31,
Oil and Gas Production:	2013	2012	2011

Oil production (bbls)	710	2,008	1,484

Gas production (mcf)	30,867	—	—

Table of Contents	4

PART IV

Item 15. Exhibits; Financial Statement Schedules

Exhibit No.	Description
3.1 ††	Articles of Incorporation.
3.2†	Bylaws.
4.1†	Form of Stock Certificate
10.1 ††	Joint Venture Contract re: Glass Oil Lease dated May 21, 2009.
10.1.1 †††	Assignment of Contract re: Glass Oil Lease dated September 1, 2009
10.2†	Joint Venture Contract re: Phillips Oil Lease dated June 27, 2009.
10.3†	Mineral Lease re: Middlebury property dated July 1, 2009.
10.4†	Joint Venture Contract re: Doshier Oil Lease dated October 8, 2009.
10.5†	Venture Agreement re: Texas Oil lease dated January 27, 2011.
10.6†	Employment Agreement between the Company and Javan Khazali dated April 1, 2011.
10.7*	Employment Agreement between the Company and Javan Khazali dated January 1, 2014.
21†	Subsidiaries of the Registrant.
31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

* Filed herewith

†   Filed as exhibits to Registration Statement on Form 10 filed April 11, 2011, and incorporated herein by reference.

†† Filed as exhibits to Amendment No.1 to Registration Statement filed June 16, 2011, and incorporated herein by reference.

††† Filed as exhibits to Amendment No.2 to Registration Statement filed August 22, 2011, and incorporated herein by reference.

Table of Contents	5

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26 day of September, 2014.

NEW WESTERN ENERGY CORPORATION

By:	/s/ Javan Khazali
Javan Khazali, President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Javan Khazali	Dated: September 26, 2014
Javan Khazali
President (Principal Executive Officer) and Director

/s/ Haris Baha	Dated: September 26, 2014
Haris Baha
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Director

/s/ Christopher Dimond	Dated: September 26, 2014
Christopher Dimond
Director

/s/ Terry L. Carroll	Dated: September 26, 2014
Terry L. Carroll
Director

Table of Contents	6

EXHIBIT INDEX

Exhibit No.	Description
3.1 ††	Articles of Incorporation.
3.2†	Bylaws.
4.1†	Form of Stock Certificate
10.1 ††	Joint Venture Contract re: Glass Oil Lease dated May 21, 2009.
10.1.1 †††	Assignment of Contract re: Glass Oil Lease dated September 1, 2009
10.2†	Joint Venture Contract re: Phillips Oil Lease dated June 27, 2009.
10.3†	Mineral Lease re: Middlebury property dated July 1, 2009.
10.4†	Joint Venture Contract re: Doshier Oil Lease dated October 8, 2009.
10.5†	Venture Agreement re: Texas Oil lease dated January 27, 2011.
10.6†	Employment Agreement between the Company and Javan Khazali dated April 1, 2011.
10.7*	Employment Agreement between the Company and Javan Khazali dated January 1, 2014.
21†	Subsidiaries of the Registrant.
31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

* Filed herewith

†   Filed as exhibits to Registration Statement on Form 10 filed April 11, 2011, and incorporated herein by reference.

†† Filed as exhibits to Amendment No. 1 to Registration Statement filed June 16, 2011, and incorporated herein by reference.

††† Filed as exhibits to Amendment No. 2 to Registration Statement filed August 22, 2011, and incorporated herein by reference.

Table of Contents	7