Form 10-Q
period 2014-09-30
New Western Energy Corp
filed 2014-11-17
CIK 1479488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 17, 2014 was 75,292,086.

TABLE OF CONTENTS

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

Table of Contents	1

PART I.

Item 1.  Financial Statements.

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,063	$1,523,181
Accounts receivable	54,065	43,365
Inventory	34,546	24,713
Notes receivable, net	65,000	—
Prepaid expenses and other current assets	142,983	75,417
Total current assets	325,657	1,666,676

Property and equipment, net	216,448	201,556
Oil and gas properties, net	1,014,263	1,459,233
Mineral properties, net	—	38,143
Deferred debt issuance cost, net	33,455	241,911
Other assets	1,930	1,930
Total Assets	$1,591,753	$3,609,449

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$69,057	$67,984
Accrued expenses	79,936	22,582
Accrued interest payable	103,593	47,909
Note payable, current portion	183,750	—
Convertible notes payable, current portion, net of discount of $999 at September 30, 2014 and $72,534 at December 31, 2013	12,166	21,792
Embedded conversion option liability	19,365	809,716
Warrant liability	441,014	912,215
Payable to related party	—	1,922
Total current liabilities	908,881	1,884,120

Notes payable, long term portion, net of discount of $579,489 at September 30, 2014 and $782,310 at December 31, 2013	920,511	791,440
Convertible notes payable, net of discount of $0 at September 30, 2014 and $1,101,586 at December 31, 2013	—	130,414
Total long term liabilities	920,511	921,854

Total Liabilities	1,829,392	2,805,974

Commitments and contingencies (Note 10)

Table of Contents	2

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

	September 30, 2014	December 31, 2013
	(Unaudited)

Stockholders' (Deficit) Equity
New Western Energy Corporation and Subsidiaries Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 254,000 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	25	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 74,806,448 and 72,185,866 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	7,481	7,219
Additional paid in capital	6,872,976	5,752,443
Accumulated deficit	(7,418,893)	(5,468,129)
Total New Western Energy Corporation and Subsidiaries Stockholders' (Deficit) Equity	(538,411)	291,533
Noncontrolling interest in consolidated subsidiary	300,772	511,942
Total Stockholders' (Deficit) Equity	(237,639)	803,475
Total Liabilities and Stockholders' (Deficit) Equity	$1,591,753	$3,609,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	3

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Revenues
Oil and gas sales	$131,660	$37,876	$313,782	$68,870

Operating expenses
Depreciation, depletion and amortization	18,904	29,694	76,785	77,961
General and administrative	505,932	508,079	1,587,743	962,759
Oil and gas production	144,631	(106,696)	512,062	223,148
Total operating expenses	669,467	431,077	2,176,590	1,263,868

Loss from operations	(537,807)	(393,201)	(1,862,808)	(1,194,998)

Other income (expenses)
Interest expense	91,140	(32,949)	(1,288,617)	(175,246)
Gain on sale of oil leases	—	—	—	77,594
Loss on settlement of debt	(128,168)	—	(128,168)	—
Change in fair value of embedded conversion option and warrant liability	304,802	(3,034)	1,131,241	(127,359)
Total other income (expenses)	267,774	(35,983)	(285,544)	(225,011)

Income (loss) from operations before income tax	(270,033)	(429,184)	(2,148,352)	(1,420,009)
Provision for income tax	—	—	—	—
Net loss	(270,033)	(429,184)	(2,148,352)	(1,420,009)

Preferred stock dividend	(11,204)	—	(13,582)	—
Net income (loss) applicable to common stock before allocation to noncontrolling interest	(281,237)	(429,184)	(2,161,934)	(1,420,009)

Net income (loss) applicable to noncontrolling interest in consolidated subsidiary	(81,672)	(10,354)	(211,170)	(106,701)
Net income (loss) applicable to New Western Energy Corporation common stock	$(199,565)	$(418,830)	$(1,950,764)	$(1,313,308)

Basic and diluted net loss per share applicable to New Western Energy Corporation's common stock	$(0.00)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares outstanding - Basic and Diluted	74,265,144	68,655,866	73,460,791	68,757,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	4

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the nine months ended September 30,
	2014	2013

Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss applicable to New Western Energy Corporation common stock	$(1,950,764)	$(1,313,308)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	38,642	28,919
Amortization of debt discount	966,951	151,641
Amortization of mineral property	38,143	49,041
Amortization of stock based compensation expense	—	139,667
Stock options compensation expense for services	—	243,730
Modification of stock options exercise price	—	42,412
Amortization of deferred debt issuance cost	137,887	—
Loss applicable to noncontrolling interest	(211,170)	(106,701)
Gain on sale of oil and gas property and related equipment	—	(77,594)
Loss on settlement of convertible note payable	128,168	—
Change in fair value of embedded conversion option liability	(654,692)	127,359
Change in fair value of warrant liability	(471,201)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,700)	(26,248)
Inventory	(9,833)	(29,938)
Prepaid expenses and other current assets	171,434	30,000
Other assets	—	(480)
Accounts payable	1,073	(7,316)
Accrued expenses	89,746	7,260
Accrued interest payable	55,684	16,106
Net cash used in operating activities	(1,680,632)	(725,450)

Cash Flows From Investing Activities:
Cash paid for purchase of property and equipment	(43,564)	(152,868)
Cash proceeds from sale of oil and gas property and related equipment	—	410,000
Cash advanced towards a note receivable	(75,000)	—
Cash received towards a note receivable	10,000	—
Cash paid for expenses relating to sale of oil and gas property and related equipment	—	(99,680)
Cash paid for purchase and capitalized cost of oil and gas properties, net	(50,000)	(155,958)
Net cash (used in) provided by investing activities	(158,564)	1,494

Cash Flows From Financing Activities:
Cash received from sale of common stock and warrants	—	158,000
Cash received from sale of preferred stock	635,000	—
Cash paid for offering costs	—	(52,700)
Cash received from noncontrolling interest	—	650,000
Cash received from convertible promissory notes	20,000	550,000
Cash repayments for notes payable	(308,000)	(417,639)
Proceeds from related party advances	—	6,000
Repayments of related party advances	(1,922)	(48,500)
Net cash provided by financing activities	345,078	845,161

Table of Contents	5

New Western Energy Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the nine months ended September 30,
	2014	2013

Net increase (decrease) in cash and cash equivalents	(1,494,118)	121,205

Cash and cash equivalents, beginning of the period	1,523,181	5,092

Cash and cash equivalents, end of the period	$29,063	$126,297

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$90,462	$28,889

Supplemental disclosures of non-cash investing and financing activities:
Embedded conversion option liability	$—	$(235,430)
Debt discount	$73,591	$27,778
Reclassification of derivative liability to equity	$—	$213,068
Promissory notes issued for lease purchases	$110,000	$120,000
Exchange of oil and gas properties for settlement of convertible notes payable	$595,000	$—
Settlement of convertible note payable in exchange for oil lease properties	$924,000	$—
Settlement of debt by issuance of common shares	$91,161	$—
Common shares issued to consultant as prepaid for services	$259,000	$97,000
Common shares issued to director as prepaid for services	$—	$60,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	6

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

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

On January 2, 2012, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan Energy Co. (“RTE”) and RTE became a wholly-owned subsidiary and conducts business as a separate operating company.

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

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2014, and the results of operations and cash flows for the nine months ended September 30, 2014. The balance sheet as of December 31, 2013 is derived from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in consolidated financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these interim consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto contained in the Company’s 2013 Annual Report filed with the Securities and Exchange Commission on Form 10-K on April 14, 2014.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing, and the attainment of profitable operations.

Table of Contents	7

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN (continued)

At September 30, 2014, the Company had working capital deficit of $583,224, incurred a net loss applicable to New Western Energy Corporation common stockholders of $1,950,764 during the nine months ended September 30, 2014 and used cash in operating activities of $1,680,632. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Noncontrolling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with Financial Accounting Standards Board - Accounting Standards Codification (“ASC”)   Topic 810, Consolidation, and accordingly, the Company presents noncontrolling interests as a component of equity on its unaudited condensed consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net income (loss) applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts, notes and other receivables, valuation of beneficial conversion features in convertible debt, valuation of derivatives, valuation of long-lived assets and oil, gas and mineral properties, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Table of Contents	8

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, notes payable, warrant liabilities, embedded conversion option liabilities, and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Table of Contents	9

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at September 30, 2014:

	Carrying Value at September 30,	Fair Value Measurements at September 30, 2014
	2014 (Unaudited)	(Level 1) (Unaudited)	(Level 2) (Unaudited)	(Level 3) (Unaudited)

Warrant Liability	$441,014	$—	$—	$441,014

Embedded Conversion Option Liability	$19,365	$—	$—	$19,365

The following is a summary of activity of Level 3 assets and liabilities for the period ended September 30, 2014:

Warrant Liability
Balance - December 31, 2013	$912,215
Additions	—
Change in fair value	(471,201)
Balance – September 30, 2014	$441,014

Embedded Conversion Option Liability
Balance - December 31, 2013	$809,716
Additions	5,348
Change in fair value	(660,040)
Reclassification to equity	(135,659)
Balance - September 30, 2014	$19,365

Changes in fair value of the warrant and embedded conversion liabilities are included in other income (expense) in the accompanying unaudited consolidated statements of operations.

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2014, there were Class D, E and F Warrants outstanding for 16,818,420 common shares that if exercised, may dilute future earnings per share, 3,000,000 stock options outstanding awarded to employees and consultants, and there was convertible debt convertible into 485,638 common shares that may dilute future earnings per share.

Reclassification of Prior Period Amounts

Certain amounts in comparative periods have been reclassified in the Company’s consolidated financial statements and related footnotes to conform to the current presentation. Accrued Interest payable for $47,909 has been broken out from Accrued Expenses in the December 31, 2013 consolidated balance sheet. Gain on Sale of Oil Leases for $77,594 has been reclassified from Operating Expenses to Other Income (Expense) and Provision for Income Tax for $800 (represents California Franchise Tax) has been reclassified to General and Administrative expenses on the consolidated statement of operations in the Nine Months ended September 30, 2013. The change in Accrued Interest payable for $16,106 has been broken out from Accrued Expenses in the consolidated Cash Flow for the nine months ended September 30, 2013.

Recent Accounting Pronouncements

In August 2014 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Table of Contents	11

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 3: NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

On March 18, 2013, the Company formed a new entity 2013 NWE Drilling Program 1 LP (the “Limited Partnership”). The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas. The Company became the General Partner and owns 51% of the Limited Partnership. The Limited Partnership closed upon receiving a cash contribution of $650,000 from one non-affiliate shareholder of the Company as the Limited Partner, and the Company’s contribution as the General Partner was $6,500 in cash and giving the rights and commitment to the Limited Partnership to drill three oil wells on the Company’s B&W Ranch lease. Pursuant to the terms of the partnership agreement, the Limited Partner will be entitled to receive 70% of the net income and cash available for distributions until such time an amount equal to the Limited Partner’s initial investment plus a 50% return on such initial investment is received by the Limited Partner. Thereafter, net income and cash available for distributions shall be allocated 20% to the Limited Partner and 80% to the General Partner. The Limited Partnership will enter into turnkey drilling agreement with the managing General Partner, to drill and complete the partnership wells. The turnkey price includes all ordinary costs of drilling, testing and completing the wells. When the wells begin producing, the General Partner, as operator of the wells will be reimbursed at actual cost for all direct expenses incurred on behalf of the Limited Partnership, and will receive a fixed fee of $250 per well per month for supervising, operating and maintaining the wells during production operations. The 51% owned subsidiary 2013 NWE Drilling Program 1 LP recorded a loss of $166,678 and $430,960 for the three and nine months ended September 30, 2014. We allocated $81,672 and $211,170 of the limited partnership’s loss for the three and nine months ended September 30, 2014 to its noncontrolling member in our consolidated financial statements as of September 30, 2014. As a result, the noncontrolling interest of the limited partner was reduced to $300,772 at September 30, 2014.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the nine months ended September 30, 2014:

Balance at December 31, 2013	$511,942
Contribution by noncontrolling interest member	—
Net loss applicable to noncontrolling interest	(211,170)
Balance at September 30, 2014	$300,772

Table of Contents	12

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 4: OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil properties consist of the following:

Name of the Property	Type	September,30, 2014 (Unaudited)	December 31, 2013

Rogers County, OK - Glass Lease	Oil	$221,000	$221,000
Rogers County, OK - Phillips Lease	Oil	130,000	130,000
Rogers County, OK (9) Leases	Oil	378,600	378,600
Chautauqua County, KS - B&W Ranch Lease	Oil & Gas	75,000	75,000
Chautauqua County, KS - Charles & Nancy Smith Lease	Oil & Gas	24,750	24,750
Chautaugua County, KS - Lloyd & Patricia Fields Lease	Oil & Gas	14,400	14,400
Chautauqua County, KS - Rinck Lease	Oil & Gas	24,750	24,750
Wilson County, KS – Farwell, Puckett & Farwell/Eagle Lease	Oil & Gas	251,208	251,208
Wilson County, KS – Volunteer & Landers Lease	Oil	—	470,000
Nowata County, OK (4) Leases	Gas	35,000	—
Shackelford County, TX – Terry Heirs	Oil	9,722	9,722
		1,164,430	1,599,430
Accumulated depletion		(16,667)	(6,697)
Impairment allowance		(133,500)	(133,500)
		$1,014,263	$1,459,233
Impairment allowance is allocated as follows:
Glass Lease		$123,778	$123,778
Terry Heirs Lease		$9,722	$9,722

There were no exploration well costs capitalized for more than one year following the completion of drilling.

The following oil and gas leases were acquired and sold during the nine months ended September 30, 2014.

Acquisition of Moab Oil and Gas Project, Nowata County, Oklahoma

On February 28, 2014, the Company entered into a Lease Purchase Agreement (“Agreement”) with Moab Oil and Gas, LLC and a third party, to purchase leasehold interest in four oil and gas leases named as Taylor Lease, Roberts Lease, Roebuck Lease and Walker Lease, consisting of 217 acres located in Nowata County, Oklahoma. The Company has paid the total purchase consideration of $35,000 as of March 31, 2014. The Company has started gas exploration on this lease and sold 7,535 MCF of gas for $24,124 as of September 30, 2014.

Sale of Volunteer & Landers Leases, Wilson County, Kansas

On December 11, 2013, the Company completed the acquisition of 87.5% working interest in Volunteer Lease which consists of approximately 440 acres with 14 existing oil wells and 3 water injection wells and Landers Lease, which consists of approximately 160 acres with 3 existing oil wells in Wilson County, Kansas.  The Company acquired the leases from a third party for an aggregate purchase price of $470,000 consisting of $100,000 cash and 1,480,000 shares of NWE’s restricted common stock.  On August 31, 2014, the Company acquired the remaining 12.5% working interest from an entity owned by a director for $125,000. The Company paid $15,000 in cash and executed a promissory note for $110,000 (See Note 7). On September 4, 2014, the Company executed a three party agreement where the Company sold Volunteer & Landers Leases to a third party Legend Oil & Gas Limited (“Legend”) and in exchange, the Company obtained a release of security interest against its assets and extinguishment of a Convertible Promissory Note 4 (See Note 8) in full settlement. As a result of the sale and extinguishment of debt, the Company recorded a loss of $128,168 as of September 30, 2014.

Table of Contents	13

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5: MINERAL PROPERTIES

The Company’s aggregate capitalized costs related to mineral properties consist of the following:

Unproved Mineral Property

	Type	September 30, 2014	December 31, 2013
		(Unaudited)
Wellsboro Lease	Gravel	$103,530	$103,530
		103,530	103,530
Less: Accumulated depletion		—	—
		103,530	103,530
Less: Amortization		(103,530)	(65,387)
		$—	$38,143

The lease term of Wellsboro Lease expired on July 31, 2014. Since there was no production of minerals during the nine months ended September 30, 2014 and 2013, no depletion expense relating to mineral properties has been recorded for the three months and nine months ended as of September 30, 2014 and 2013. The Company has taken a conservative position to amortize the lease acquisition cost over the remaining term of the lease. The Company recorded amortization expense of $5,449 and $38,143 for the three months and nine months ended September 30, 2014 as compared to $16,347 and $49,041 for the same comparable periods in 2013. The amortization of lease acquisition cost is included in depreciation, depletion and amortization expenses in the consolidated financial statements. The Company has not started any gravel exploration on the Wellsboro Lease as of September 30, 2014.

NOTE 6: NOTE RECEIVABLE

On April 1, 2014, the Company made a short-term advance of $75,000 to Legend, an entity with whom the Company had previously entered into a merger agreement on January 23, 2014. The advance is non-interest bearing, unsecured and is to be returned to the Company by Legend by February 28, 2015 or within 60 days, if the merger between the Company and Legend is terminated, whichever first occurs. On April 30, 2014, the Company terminated the merger agreement with Legend. The Company has received $10,000 in cash from Legend as of September 30, 2014. The Company expects to receive the remaining balance from Legend by March 31, 2015.

Table of Contents	14

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 7: NOTES PAYABLE

Notes payable consist of:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Note payable to a third party, unsecured, bearing interest at 5% per annum, due on September 30, 2015, is subordinated in right of payment to the prior payment in full of all bank rediscount line of credit or loan	73,750	73,750

Stockholder note payable, secured, bearing interest at 10% per annum, due on October 31, 2015, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	1,500,000	1,500,000

Note payable to an entity owned by a director, secured, bearing interest at 5% per annum, due on August 31, 2015	110,000	—
	1,683,750	1,573,750
Notes payable - Current Portion	(183,750)	—
Notes payable – Long term Portion	1,500,000	1,573,750
Less: Unamortized debt discount	(579,489)	(782,310)
Notes payable – Long term, net of debt discounts	$920,511	$791,440

The Company recorded interest expense on these notes of $38,888 and $115,716 for the three months and nine months ended September 30, 2014, and $11,335 and $23,606 for the three months and nine months ended September 30, 2013, respectively.

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Note payable to a third party, bearing one-time interest of 12%, one year term, due on June 5, 2014 (Convertible Note 2)	$—	$38,771

Note payable to a third party, bearing one-time interest of 12%, one year term, due on September 26, 2014 (Convertible Note 3)	13,165	55,555

Note payable to a third party, bearing interest of 8% per annum, due February 1, 2015 (Convertible Note 4)	—	1,232,000
Convertible notes payable	13,165	1,326,326
Less: unamortized debt discounts	(999)	(1,174,120)
Convertible notes payable, net of debt discounts	12,166	152,206
Less: current portion	(12,166)	(21,792)
Convertible notes payable, non-current	$—	$130,414

Table of Contents	15

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 8: CONVERTIBLE NOTES PAYABLE (continued)

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

In connection with the issuance of the Note 2, the Company recorded a loan discount related to the OID in the amount of $8,333 which will be amortized to interest expense over the term of the Draw. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $75,000 which will be amortized to interest expense over the term of the Draw and an initial change in fair value of $42,591 for a total initial embedded conversion option liability of $117,591. For the year ended December 31, 2013, the Company recognized interest expense of $4,691 related to the amortization of the OID and $43,773 related to the amortization of the embedded conversion option liability discount as it related to this Note 2. Furthermore, on December 5, 2013 and December 19, 2013, the Company converted $22,425 and $22,137 of the debt by issuance of 200,000 shares and 250,000 shares, respectively, of its common stock valued at $0.112125 per share and $0.08855 per share (See Note 11). On January 16, 2014 and February 11, 2014, the Company converted $24,948 and $23,823 of the debt by issuance of 240,000 shares and 220,582 shares, respectively, of its common stock valued at $0.10395 per share and $0.10800 per share (See Note 11). The Note 2 was converted in full and $19,802 of embedded conversion option liability was reclassified to equity. For the three months and nine months ended September 30, 2014, the Company has recognized interest expense of $0 and $13,643 related to the amortization of the OID and $31,168 related to the amortization of the embedded conversion option liability discount as it related to this Note 2.

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 8: CONVERTIBLE NOTES PAYABLE (continued)

In connection with the issuance of the Note 3, the Company recorded a loan discount related to the OID in the amount of $5,555 which will be amortized to interest expense over the term of the Draw. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the Draw and an initial change in fair value of $17,511 for a total initial embedded conversion option liability of $67,511. For the year ended December 31, 2013, the Company recognized interest expense of $1,461 related to the amortization of the OID and $13,151 related to the amortization of the embedded conversion option liability discount as it related to this Note 3. On March 27, 2014, the Company converted $22,950 of the debt by issuance of 200,000 shares of its common stock valued at $0.1215 per share. On April 14, 2014, the Company converted $19,440 of the debt by issuance of 160,000 shares of its common stock valued at $0.1215 per share (See Note 12).

Based on the conversion amounts an aggregate $135,659 was reclassified from the embedded conversion option liability to additional paid in capital for Note 3 and Note 4. For the three months and nine months ended September 30, 2014, the Company has recorded interest expense of $1,400 and $3,977 related to the amortization of the OID and $12,603 and $35,967 related to the amortization of the embedded conversion option liability discount as it related to this Note 3. The note balance at September 30, 2014 was $13,165.

Convertible Note 4

On November 6, 2013, the Company entered into a Definitive Agreement (the "Securities Agreement") for a private offering with an Investor for the sale of the Company’s securities (debt and warrants) for $1,232,000. The offering closed on November 15, 2013 (“funding date”).

Debt issue costs paid to or on behalf of the lender were $84,386. This amount plus an original issue discount (OID) of $132,000 and warrant discount discussed below of $1,219,332 were allocated by charging $1,232,000 to debt discount and $203,718 to change in fair value of warrant liability.

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 8: CONVERTIBLE NOTES PAYABLE (continued)

The Debentures are convertible into shares of Common Stock at any time prior to maturity at $0.193 per share (the “Conversion Price”), subject to certain conversion limitations set forth in the Debentures and certain price protection described below. The Company shall pay interest on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 8% per annum, payable quarterly on February 1, May 1, August 1 and November 1. Beginning on May 1, 2014, interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, based on a share value equal to the lesser of (a) 90% of the average of the volume weighted average price (the “VWAP”) for the 20 consecutive trading days prior to the applicable interest payment date and (b) 100% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date less $0.01. On each of May 1, 2014, August 1, 2014, November 1, 2014, and February 1, 2015, the Company was obligated to redeem an amount equal to $308,000 (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the Debentures) (collectively, the “Periodic Redemption Amount”). The Company made the Periodic Redemption Amount of $308,000 on May 1, 2014 in the accordance with the redemption of debenture but failed to make a payment of $308,000 due on August 1, 2014. On August 11, 2014, the Company received a default notice from the debt holder requesting for the default amount due plus all accrued but unpaid interest.

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

Due to the “full ratchet” price protection in warrant, the warrant is accounted for as a derivative liability in the balance sheet at fair value. The warrant liability was valued at the funding date at its fair value of $1,219,332 using the Black-Scholes option pricing model with the following assumptions; stock price $0.22, expected term of 3 years, expected volatility of 175% and discount rate of 0.58%. The warrant value was allocated $1,015,614 to debt discount and $203,718 to change in fair value of warrant liability.

Table of Contents	18

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 8: CONVERTIBLE NOTES PAYABLE (continued)

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

On September 4, 2014, the Investor assigned all rights evidenced by the Securities Purchase Agreement, 8% Original Issue Discount Senior Secured Convertible Debenture issued by the Company to Legend Oil & Gas Ltd. pursuant to a Loan Release Agreement. In addition, the Investor waived all the obligations and restrictions on the Company as set forth the agreements and authorizing the Company to file termination of secured financing statements as required under the Security Purchase Agreement. On September 4, 2014, pursuant to the Loan Release Agreement, in exchange for the transfer and assignment of all of the Company’s right, title and interest in Volunteer and Lander Lease to Legend, Legend shall release and forgive the remaining balance owed on the debenture in the amount of $924,000 owed by the Company to the Investor. The investor was allowed to retain the 1,500,000 warrants as part of the settlement negotiations. As a result, the Company recorded $128,168 as a loss on sale of Volunteer and Lander Leases to Legend in settlement of its convertible promissory note to the investor as of September 30, 2014.

For the three months and nine months ended September 30, 2014, the Company has recorded interest expense of $18,952 and $66,691 related to Note 2, Note 3 and Note 4, respectively, and $125,804 and $427,484 related to the amortization of other discounts of Note 2, Note 3 and Note 4, respectively.

NOTE 9: RELATED PARTY TRANSACTIONS AND BALANCES

At September 30, 2014 and December 31, 2013, advances, net of repayments, made to the Company by the Chief Executive Officer (“Officer”) for its working capital requirements amounted to $0 and $1,922, respectively. Amounts due to the Officer are unsecured, non-interest bearing and due on demand without specific repayment terms.

On June 1, 2013, the Company entered into a business consulting and marketing agreement with its non-executive director for a twelve month period at the rate of $2,500 per month. On May 1, 2014, the agreement was extended for a twelve month period at the rate of $5,000 per month. The Company recorded an expense of $15,000 and $35,000 as consulting fees for the three months and nine months ended September 30, 2014.

On July 1, 2014, the Company entered into a business advisory and consulting agreement for a twelve months term, with a management company related to the Chief Executive Officer. The Company agreed to pay $5,000 monthly cash payment and issued 400,000 shares of its common stock valued at $56,000. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period. The Company recorded an expense of $29,000 as consulting expense for the three months and nine months ended September 30, 2014.

The Company engages an entity owned by a director of the Company to be the operator on its oil and gas lease properties in Wilson County, Kansas. The Company has paid the operator $493,582 and $737,156 for lease operating expenses and administration for these oil and gas leases for the three months and nine months ended September 30, 2014.

On August 31, 2014, the Company acquired the remaining 12.5% working interest in Volunteer and Lander Leases in Wilson County, Kansas, from an entity owned by a director for $125,000. The Company paid $15,000 in cash and executed a promissory note for $110,000 (See Note 7).

Table of Contents	19

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 9: RELATED PARTY TRANSACTIONS AND BALANCES (continued)

The Company paid $0 and $40,000 to a director for consulting and business advisory services for the three months and nine months ended September 30, 2014. No payments were made during the three months and nine months ended September 30, 2013.

The Company recorded director fee expense of $12,000 and $104,000 for the three months and nine months ended September 30, 2014 of which $18,000 remains payable as of September 30, 2014. No payments were made during the three months and nine months ended September 30, 2013.

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

NOTE 11: STOCKHOLDERS' EQUITY

The Company’s authorized common shares and preferred shares at September 30, 2014 were 250,000,000 and 5,000,000 shares respectively, both with a par value of $0.0001 per share.

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

September 30, 2014

(Unaudited)

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

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

On July 1, 2014, the Company entered into a business advisory and consulting agreement for a twelve months term, with a management company related to the Chief Executive Officer. The Company issued 400,000 shares of its common stock valued at $56,000. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period.

On September 1, 2014, the Company entered into an agreement with a consultant for a six months term, providing business services relating to energy and financial services. The Company issued 600,000 shares of its common stock valued at $60,000. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period.

Preferred stock

On April 1, 2014, the Company offered to sell pursuant to a private placement, under a Regulation S offering to non-US investors only, 1,500,000 Units to raise $7,500,000. The minimum investment in this offering is for 5,000 Units for $25,000. Each Unit consists of two (2) shares of Series A 7% Convertible Preferred Stock, par value $0.0001 per share and one (1) redeemable Class F Warrant of the Company to purchase ten (10) shares of common stock. Each share of Series A Preferred Stock pays a 7% annual dividend for the first year ending March 31, 2015 and thereafter, a 10% dividend payable, at the option of the Company, in cash or in the Company’s common stock. Each Class F Warrant entitles the holder thereof to purchase, at any time until the expiration date of March 31, 2017, ten (10) shares of Common Stock at an exercise price of $0.30 per share, subject to adjustment. The Class F Warrants are redeemable by the Company, at a redemption price of $0.05 per Warrant, upon at least 30 days’ prior written notice, commencing six months after the date of this private placement, if the average of the closing bid price of the Common Stock, as reported on the Over-The-Counter or other exchange, shall equal or exceed $1.00 per share (subject to adjustment) for ten (10) consecutive business days prior to the notice of redemption. The Units are being offered on a “best effort basis” by the Company through its officers and directors and selected finders and broker/dealers.

The Company has sold 127,000 Units and raised $635,000 as of September 30, 2014. The Company has issued 254,000 Series A 7% convertible Preferred Shares, par value $0.0001 per share, and warrants to purchase 2,540,000 shares of common shares at an exercise price of $0.30 per share as of September 30, 2014.

As a result of all stocks, options and warrant issuances as of September 30, 2014, the Company had 74,806,448 shares of common stock issued and outstanding, 254,000 of preferred stock issued and outstanding, 3,000,000 stock options for conversion into common stock, 395,000 Class D Warrants, 7,500,000 Class E Warrants, and 8,923,420 Class F Warrants for conversion into common stock.

Table of Contents	21

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

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

The Company calculated the estimated fair values of the liabilities for embedded conversion feature at September 30, 2014 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk free interest indicated in the table below. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option and warrant derivative instruments for the three months and nine months ended September 30, 2014 of $304,802 and $1,131,241 which was included in other expense (See Note 2 Fair Value Measurements).

Embedded Conversion Options

Black-Scholes Model Assumptions
For the Nine Months Ended September 30, 2014

Volatility	117.66 - 159.82
Expected term	0.01 – 1.09 years
Risk free interest rate	0.10% - .13%

NOTE 13: CONCENTRATIONS

Concentration of Operators

As of September 30, 2014, the Company uses two operators for the leased properties for which the Company has current activities. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of September 30, 2014.

Concentration of Customer

The Company sells its oil product to two separate customers and gas products to two separate customers.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2014. The Company’s bank balances exceeded FDIC insured amounts as of September 30, 2014.

Table of Contents	22

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 14: SUBSEQUENT EVENTS

Pursuant to the September 25, 2014 private placement, under a Regulation S offering to non-US investors only to sell 400,000 Units to raise $2,000,000, on October 3, 2014, the Company received $140,500 from the sale of 28,100 Units to an accredited investor. Each Unit consists of two (1) share of Series A 7% Convertible Preferred Stock, par value $0.0001 per share and one (1) redeemable Class G Warrant of the Company to purchase five (5) shares of common stock.

On October 16, 2014, the Company converted $19,832 of the debt by issuance of 485,638 shares of its common stock valued at $0.040838 per share. The Conversion Price is the lesser of $0.11 or 67.5% of the lowest trade price of $0.06 in the 25 trading days previous to the conversion.

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

Table of Contents	24

Results of Operations

Our consolidated results of operations for the three months and nine months ended September 30, 2014 included the operation of the Company, our wholly-owned subsidiaries New Western Gas Corporation, Royal Texan Energy Co. and New Western Operating, LLC, and our 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP. Our consolidated results of operations for the three months and nine months ended September 30, 2013 included the operation of the Company, our wholly-owned subsidiaries New Western Gas Corporation, Royal Texan Energy Co. and our 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP

We reported a net loss applicable to the Company’s common stockholders of $199,565 for the three months ended September 30, 2014 and a net loss of $1,950,764 for the nine months ended September 30, 2014 compared to a net loss of $418,830 and $1,313,308 for the same comparable periods in 2013. The decrease in loss for the three months ended September 30, 2014 as compared to 2013 was primarily due to the change in fair value of embedded conversion option and warrant liability of $304,802. The increase in loss for the nine months ended September 30, 2014 as compared to 2013 was principally attributable to an increase in (i) general and administrative expenses relating to payroll costs, legal, professional and consulting fees, (ii) oil and gas production costs, (iii) amortization, depreciation and depletion costs incurred by the Company, and (iv) higher interest costs due to additional loans and amortization of debt discounts. The increase in loss for the nine months ended September 30, 2014 was offset by change in the fair value of embedded conversion option and warrant liability of convertible promissory note.

Revenues

Revenues for the three months and nine months ended September 30, 2014 were $131,660 and $313,782 compared to $37,876 and $68,870 for the same comparable periods in 2013. Revenues for the three months ended September 30, 2014 consisted of oil sales of $78,611 from Volunteer, Lander and Puckett leases in Kansas, Winchester II and Anna lease in Oklahoma, and $51,649 in gas sales from Farwell and Puckett leases in Kansas, and Moab leases in Oklahoma, and $1,400 from disposal of salt water. Revenues for the three months ended September 30, 2013 consisted of gas sales from Farwell and Puckett leases acquired on June 1, 2013. Revenues increased by $93,784 and $244,912 for the three months and nine months ended September 30, 2014 as compared to the comparable prior year period primarily due to the increased output of oil extraction from the Volunteer, Lander and Winchester II Lease and by production and sale of gas from Farwell and Puckett leases.

Operating Expenses

General and administrative expenses (G&A) for the three months and nine months ended September 30, 2014 were $505,932 and $1,557,743 compared to $508,079 and $962,759 for the same comparable periods in 2013. Although G&A expenses decreased by $2,147 for the three months ended September 30, 2014 as compared to 2013, the Company recorded an increase in business advisory, consulting and professional fees for the three months ended September 30, 2014 as compared to 2013. The Company recorded stock compensation expense of $306,142 recorded for the three months ended September 30, 2013 and no such expense was recorded during the three months ended September 30, 2014. G&A expense increased by $624,984 for the nine months ended September 30, 2014 primarily due to the increase in business advisory and consulting fees of $366,615, increase in legal and professional costs incurred associated with the failed merger with Legend Oil & Gas Ltd. of $62,664, increase in compensation expense of officer of $135,828, and increase in travel and other administrative expenses incurred to manage and expand operations.

Oil and gas production expenses for the three months and nine months ended September 30, 2014 were $144,630 and $512,062 compared to $(106,696) and $223,148 for the same comparable periods in 2013. Oil and gas production expenses increased by $251,326 and $288,914 for the three months and nine months ended September 30, 2014 as compared to the same comparable period in 2013, primarily due to the Company expending $232,171 on exploration, drilling and production costs associated with Magnus #1 and Anna #1 wells on its B&W Ranch lease in Kansas and the Company expending funds in operating Volunteer, Landers, Winchester II, Anna and Puckett oil leases, and Farwell, Puckett and Moab gas leases and costs to maintain the remaining oil and gas properties. The Company did not own Farwell and Volunteer leases in 2013 and received a refund of $110,000 for the drilling operations at Magnus #1 and Anna #1 wells on its B&W Ranch Lease in Kansas.

Table of Contents	25

Depreciation, depletion and amortization expense for the three months and nine months ended September 30, 2014 was $18,904 and $76,785 as compared to $29,694 and $77,961 for the same comparable periods in 2013. Depreciation expense increased by $1,527 and $3,542 for the three months and nine months ended September 30, 2014 as a result of placing additional oil and gas equipment of $38,669 in service since January 1, 2014. Depletion expense remained relatively the same for the three months ended September 30, 2014 and 2013, and increased by $6,177 during the nine months ended September 30, 2014 as compared to 2013 due to the expanded production of oil and gas in 2014 as compared to 2013. We recorded amortization expense of $5,449 and 38,143 for the three months and nine months ended September 30, 2014 as compared to $16,347 and $49,041 for the same comparable periods in 2013 since we took a conservation position in January 2013 to amortize the lease acquisition costs of unproved mineral properties over the remaining lease term.

Interest expense for the three months and nine months ended September 30, 2014 was $(91,140) and $1,288,617 as compared to $32,949 and $175,246 for the same comparable periods in 2013. Interest expense decreased by $124,089 for the three months ended September 30, 2014 and increased by $1,113,371 for the nine months ended September 30, 2014 as compared to the same comparable periods in 2013 as a result of (i) interest expense of $57,840 and $182,407 for the three months and nine months ended September 30, 2014 on the promissory notes and convertible notes payable executed by us for our working capital needs and acquisitions, (ii) interest expense of $87,674 and $289,599 for the three months and nine months ended September 30, 2014 related to the amortization of the original issue discount, (iii) interest expense of $(435,820) and $69,264 for the three months and nine months ended September 30, 2014 related to the amortization of the debt discount due to embedded conversion option liabilities on convertible notes, (iv) interest expense of $38,130 and $137,888 for the three months and nine months ended September 30, 2014 related to the amortization of debt issue costs, and (v) interest expense of $161,036 and $609,459 relating to the amortization of debt discount on warrants and lender fees on a convertible note. We borrowed $125,000 on February 15, 2013, $75,000 on June 5, 2013 and $50,000 on September 26, 2013 pursuant to executing convertible notes.

On February 28, 2013, we sold 100% of our working interest in 402 acres of oil and gas leases in the Swenson, McLellan and Reves leases located in Jones County, Texas to a third party and recorded a gain of $65,424. On June 11, 2013, we sold 100% of our working interest in Mrs. W. G. Trice, Trice and Methodist Home and Trice Methodist “400” Lease, located in Shackelford County, Texas and recorded a gain of $12,170. As a result, we recorded a gain of $77,594 for the nine months ended September 30, 2013. We did not sell any oil and gas properties during three months and nine months ended September 30, 2014.

 Loss on settlement of debt by sale of oil leases for the three months and nine months ended September 30, 2014 was $128,168 and $128,168 as compared to $0 and $0 for the same comparable periods in 2013. On September 4, 2014, we sold our ownership interest in Volunteer and Landers Leases to Legend Oil & Gas Ltd. in exchange for extinguishment of our convertible promissory note debt, and recorded a loss of $128,168.

Dividend payable to preferred stockholders for the three months and nine months ended September 30, 2014 was $11,204 and $13,582 as compared to $0 for the same comparable periods in 2013. The dividend was calculated at an annual rate of 7% on the contributions received from the preferred stock holders. The Company received in cash $635,000 from the sale of preferred shares for the three months and nine months ended September 30, 2014.

The convertible promissory notes issued by us on (i) June 5, 2013 for $75,000, (ii) September 26, 2013 for $50,000, (iii) November 6, 2013 for $1,232,000, and (iv) November 5, 2013 promissory note to a stockholder for $1,500,000 with warrants attached, qualifies for derivative accounting treatment due to the variable conversion formula. As a result, we recorded a change in the fair value of the liabilities for the embedded conversion option derivative instrument and warrant liability of $304,802 and $1,131,241 for the three months and nine months ended September 30, 2014 as compared to $3,034 and $127,359, which was included in other expenses as of September 30, 2013.

Our 51% owned subsidiary 2013 NWE Drilling Program 1 LP recorded a loss of $166,678 and $430,960 for the three months and nine months ended September 30, 2014. We allocated $81,672 and $211,170 of the limited partnership’s loss for the three months and nine months ended September 30, 2014 to its noncontrolling member in our consolidated financial statements as of September 30, 2014. As a result, the noncontrolling interest of the limited partner was reduced to $300,772 at September 30, 2014.

Table of Contents	26

Liquidity and Capital Resources

Cash and cash equivalents were $29,063 at September 30, 2014 compared to $1,523,181 at December 31, 2013. As shown in the accompanying consolidated financial statements, a loss of $1,950,764 was applicable to New Western Energy Corporation common stockholders for the nine months ended September 30, 2014 compared to a loss of $1,313,308 for the same comparable period in 2013. At September 30, 2014, our working capital deficit was $583,224. Net cash used in operating activities for the nine months ended September 30, 2014 was $1,680,632. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern.

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

We have been successful in the past in raising capital, however, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

.	Curtail our operations significantly

.	Sell our oil, gas and mineral leases

.	Seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to oil, gas and mineral leases or markets, or

.	Explore other strategic alternatives including a merger or sale of our Company.

Table of Contents	27

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 was $1,680,632 which resulted primarily from our net loss of $1,950,764, depreciation and depletion of $38,642, amortization of debt discount of $966,951, amortization of mineral property of $38,143, amortization of deferred debt issuance cost of $137,887, loss applicable to non-controlling interest of $211,170, loss on settlement of convertible note payable of $128,168, change in fair value of embedded conversion option liability of $654,692, change in fair value of warrant liability of $471,201, increase in accounts receivable of $10,700, increase in inventory of $9,833, decrease in prepaid expenses and other current assets of $171,434, increase in accounts payable of $1,073, and increase in accrued expenses of $89,746 and increase in accrued interest payable of $55,684.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $158,564 primarily due to the cash paid for purchase of property and equipment of $43,564, cash advanced towards a note receivable of $75,000, cash received from note receivable of $10,000, and net cash paid for acquisition of oil and gas properties of $50,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $345,078 primarily due to cash received from sale of preferred stock of $635,000, cash received from convertible promissory note of $20,000, cash repayment of convertible promissory note payable of $308,000, and cash repayment of related party advance of $1,922.

As a result of the above activities, we experienced a net decrease in cash of $1,494,118 for the nine months ended September 30, 2014. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Off-balance Sheet Arrangements

Since our inception through September 30, 2014, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

Table of Contents	28

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2014 were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarterly period ended September 30, 2014.

Management identified a material weakness as follows: we lack the expertise in determining the classification of oil and gas reserves.

To address and remediate this material weakness set forth above, management intends to retain the services of an oil and gas expert to help identify and categorize the types of oil and gas reserves for proper disclosure in accordance with the SEC’s Rule 4-10(a) of Regulation S-X and its Compliance and Disclosure Interpretations of the Oil and Gas Rules.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 3, 2014 and September 17, 2014, the Company issued 400,000 shares and 600,000 shares to two consultants for business advisory and consulting services rendered to the Company. The services were valued at $56,000 and $60,000, respectively.

On October 3, 2014, pursuant to a private placement under a Regulation S offering the Company sold to one non-US investor 28,500 Units at $5.00 per Unit for a total gross amount of $140,500. Each Unit consists of two (2) shares of Series A 7% Convertible Preferred Stock, par value $0.0001 per share and one (1) redeemable Class F Warrant of the Company to purchase ten (10) shares of common stock.

On October 16, 2014, the Company converted $19,832 of the debt by issuance of 485,638 shares of its common stock valued at $0.040838 per share. The Conversion Price, as set forth in the debt instrument, is the lessor of $0.11 or 67.5% of the lowest trade price of $0.06 in the 25 trading days previous to the conversion.

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

Item 3. Defaults Upon Senior Securities.

None

Table of Contents	30

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

NEW WESTERN ENERGY CORPORATION

Date: November 17, 2014	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

Date: November 17, 2014	/s/ Haris Baha
Haris Baha, Chief Financial Officer (Principal Financial and Accounting Officer)

Table of Contents	31

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002