Form 10-K/A
period 2013-12-31
New Western Energy Corp
filed 2014-11-19
CIK 1479488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Table of Contents	- 1 -

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

Our Current Business

Our principal business strategy is to build our business through the acquisition of producing oil and natural gas wells, interests and leases. We plan to ultimately engage in the acquisition and exploration of oil and gas properties and to exploit oil and gas reserves we discover that demonstrate economic feasibility. We plan to explore new oil and natural gas wells and continue on recovery from stripper wells. A stripper well or “marginal well” is an oil well that is nearing the end of its economical life.  Oil wells are generally classified as stripper wells when they produce ten barrels per day or less for any twelve month period. We plan to acquire working interests in oil and natural gas production companies in the United States that are located in oil and gas producing areas.  We believe that there are opportunities in these areas for the development of oil and gas reserves. Such new reserves might come from the development of existing but as yet undeveloped reserves as well as from future success in exploration. We seek to add proved reserves and increase production through the use of advanced technologies, including detailed reservoir engineering analysis, drilling development wells utilizing sophisticated techniques and selectively recompleting existing wells. We also focus on reducing the operating costs associated with our properties. We believe that the properties we have acquired have significant potential and in certain cases have not been actively developed in the past.

Table of Contents	- 2 -

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

Table of Contents	- 3 -

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

As of December 31, 2013, we sold all of our Texas leases except Moran Lease in Shackelford County, Texas.

Table of Contents	- 4 -

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

Table of Contents	- 5 -

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

Volunteer and Landers Leases, Wilson County, Kansas

On December 11, 2013, we completed the acquisition of two oil & gas leases, encompassing 600 acres in Wilson County, Kansas. The first lease, known as Volunteer Lease, consists of approximately 440 acres with 14 existing oil wells and 3 water injection wells. The second lease, known as Lander Lease, consists of approximately 160 acres with 3 existing oil wells. Upon completion of this acquisition, our combined leasehold interests in Kansas consists of approximately 4,740 acres with 27 oil and gas wells and 4 water injection wells. The aggregate purchase price for the leases was $470,000, consisting of $100,000 in cash and 1,480,000 shares of our common stock valued at $370,000. These oil and gas leases are located in the central portion of the Cherokee Basin Structural Province, which extends over much of southeastern Kansas. This maturely explored basin is best known for its oil and gas production from shallow Pennsylvanian aged Sandstone reservoirs. In the immediate prospect area, oil and gas are produced from several pay zones of Mississippian and Pennsylvanian aged Sandstone at depths ranging from 600 to 1400 feet. The Volunteer Lease has 9 producing oil wells and 5 additional non-producing shut-in oil wells that can be reworked and brought on line in the near future. The 3 water injection wells on Volunteer Lease have passed the required mechanical integrity test and are currently in use to increase reservoir pressure, thereby stimulating production, improving ultimate oil recovery and maintaining steady production rates over a longer period of time. We plan to upgrade current production equipment by replacing existing steel down-hole tubing with fiber glass tubing enabling extended production runs and avoiding unnecessary down time. The Volunteer and Lander's leases also have existing gas collection facilities located upon the leases. We plan to recomplete several of the exiting producing oil wells in their behind pipe coal gas reservoirs so as to produce both oil and gas from the same existing well bores.

Table of Contents	- 6 -

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

Table of Contents	- 7 -

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

Table of Contents	- 8 -

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

	Year ended December 31,
Oil and Gas Production:	2013	2012	2011

Oil production (bbls)	710	2,008	1,484

Gas production (mcf)	30,867	-	-

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

Table of Contents	- 9 -

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

We will require additional capital to fund our future activities. If we fail to obtain additional capital, we may not be able to implement fully our business plan.

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

If our revenues decrease as a result of lower commodity prices, operating difficulties, declines in production or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. We may, from time to time, need to seek additional financing. Even if additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our projects, which could lead to a possible loss of properties and a decline in any oil and gas we may recover.

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

Table of Contents	- 10 -

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

Drilling and exploration are the main methods we use to replace our hydrocarbons. However, drilling and exploration operations may not result in any increases in hydrocarbons for various reasons. Exploration activities involve numerous risks, including the risk that no commercially productive gas or oil reservoirs will be discovered. In addition, the future cost and timing of drilling, completing and producing wells is often uncertain. Furthermore, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	lack of acceptable prospective acreage;
•	inadequate capital resources;
•	unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents;
•	adverse weather conditions, including tornados;
•	unavailability or high cost of drilling rigs, equipment or labor;
•	reductions in oil and gas prices;
•	limitations in the market for oil and gas;
•	surface access restrictions;
•	title problems;
•	compliance with governmental regulations; and
•	mechanical difficulties.

Table of Contents	- 11 -

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

Our actual production, revenues and expenditures related to our oil and gas prospects are likely to differ from our internal estimates of hydrocarbons. We may experience production that is less than estimated and drilling costs that are greater than estimated. These differences may be material.

For business purposes, we estimate the amount of hydrocarbons available in our prospects. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

•	historical production from the area compared with production from other similar producing areas;
•	the assumed effects of regulations by governmental agencies;
•	assumptions concerning future oil and gas prices; and
•	assumptions concerning future operating costs, severance and excise taxes, development costs and work over and remedial costs.

Because all estimates of recoverable oil and gas are to some degree subjective, each of the following items may differ materially from those assumed in estimating reserves:

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

For the reasons above, and until more in depth reports are completed, we make no representations that we have any proved, probable or possible reserves of oil or gas.

Table of Contents	- 12 -

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and gas, and operating safety, and protection of the environment, including those relating to air emissions, wastewater discharges, land use, storage and disposal of wastes and remediation of contaminated soil and groundwater. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with governmental laws and regulations, such as:

•	price control;
•	taxation;
•	lease permit restrictions;
•	drilling bonds and other financial responsibility requirements, such as plug and abandonment bonds;
•	spacing of wells;
•	unitization and pooling of properties;
•	safety precautions; and
•	permitting requirements.

Under these laws and regulations, we could be liable for:

•	personal injuries;
•	property and natural resource damages;
•	well reclamation costs, soil and groundwater remediation costs; and
•	governmental sanctions, such as fines and penalties.

Table of Contents	- 13 -

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

Table of Contents	- 14 -

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

Table of Contents	- 15 -

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

The market price of our common stock could be subject to significant fluctuations and the market price could be subject to any of the following factors:

•	our failure to achieve and maintain profitability;
•	changes in earnings estimates and recommendations by financial analysts;
•	actual or anticipated variations in our quarterly and annual results of operations;
•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
•	loss of significant clients or customers;
•	loss of significant strategic relationships.

Table of Contents	- 16 -

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

We are not a party to any other legal proceedings.

Item 4. Mine Safety Disclosures.

None.

Table of Contents	- 17 -

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

Table of Contents	- 18 -

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

Table of Contents	- 19 -

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

Table of Contents	- 20 -

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

Table of Contents	- 21 -

Our 51% owned subsidiary 2013 NWE Drilling Program 1 LP recorded a loss of $281,752 for the year ended December 31, 2013. We allocated $138,058 of the limited partnership’s loss to its noncontrolling member in our consolidated financial statements as of December 31, 2013. As a result, the noncontrolling interest of the limited partner was reduced to $511,942 at December 31, 2013.

We have recorded revenues from production from properties which do not have any established reserves. Therefore, there is no certainty that we will be able to continue to produce from these existing properties in the near future. As of December 31, 2013, we did not have any estimated proved, probable or possible reserves and, therefore, we have classified all of our oil and gas properties as unproved properties. We had limited production as of December 31, 2013, and as a result, our net loss applicable to New Western Energy Corporation’s common stockholders for the year ended December 31, 2013 was $2,705,453 as compared to $1,347,076 for the comparable period in 2012.

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

Table of Contents	- 22 -

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

We consider our policies for oil and gas properties, mineral properties, long lived assets, asset retirement obligations, environmental matters, valuation of embedded conversion option liabilities, valuation of derivatives and revenue recognition to be critical, due to the continuously evolving standards and industry practices related to revenue recognition, wherein any changes could materially impact the way we report revenues. Accounting policies related to: fair value of financial instruments, stock-based compensation, and income taxes are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies and our procedures related to these policies are described below.

Table of Contents	- 23 -

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

Mineral Properties

Costs of acquiring mining properties are capitalized upon acquisition in accordance with ASC 930 “ Extractive Industries – Mining ” if the property is determined to have commercially minable deposits. Mine exploration costs are expensed as incurred. Mine developments costs are expensed as incurred and are capitalized once proven and probable reserves exist. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.

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

Table of Contents	- 24 -

Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceed the undiscounted cash flows.

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

Table of Contents	- 25 -

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

Share based payments to non-employees are accounted for under the measurement and recognition criteria of ASC 505-50 “ Equity Based Payments to Non-Employees ”.

Recent Accounting Pronouncements

See Note 2 of our Consolidated Financial Statements included in this report for discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

Table of Contents	- 26 -

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	F-4

Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2013 and 2012	F-5 to F-6

Consolidated Statements of Cash flows for the years ended December 31, 2013 and 2013	F-7 to F-8

Notes to the Consolidated Financial Statements	F-9 to F-39

Table of Contents	F- 1

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

Boca Raton, Florida

April 11, 2014

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPA Connect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Table of Contents	F- 2

New Western Energy Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,523,181	$5,092
Accounts receivable	43,365	13,339
Inventory	24,713	—
Prepaid expenses and other assets	75,417	30,000
Total current assets	1,666,676	48,431

Property and equipment, net	201,556	98,003
Oil and gas properties, net	1,459,233	865,020
Mineral properties, net	38,143	103,530
Deferred debt issuance cost, net	241,911	—
Other assets	1,930	1,450
Total Assets	$3,609,449	$1,116,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$67,984	$25,129
Accrued expenses	70,491	29,069
Notes payable, current portion	—	377,500
Convertible notes payable, current portion, net of discount of $72,534 at December 31, 2013	21,792	—
Embedded conversion option liability	809,716	—
Warrant liability	912,215	—
Payable to related party	1,922	42,500
Total current liabilities	1,884,120	474,198

Notes payable, long term portion, net of discount of $782,310 at December 31, 2013	791,440	22,500
Convertible notes payable, net of discount of $1,101,586 at December 31, 2013	130,414	—
Total long term liabilities	921,854	22,500
Total Liabilities	2,805,974	496,698

Commitments and contingencies (Note 10)

Stockholders' Equity
New Western Energy Corporation and Subsidiaries Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 72,185,866 and 68,010,866 shares issued and outstanding at December 31, 2013 and 2012, respectively	7,219	6,801
Additional paid in capital	5,752,443	3,375,611
Accumulated deficit	(5,468,129)	(2,762,676)
Total New Western Energy Corporation and Subsidiaries Stockholders' Equity	291,533	619,736
Noncontrolling interest in consolidated subsidiary	511,942	—
Total Stockholders' Equity	803,475	619,736
Total Liabilities and Stockholders' Equity	$3,609,449	$1,116,434
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F- 3

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Operations

	For the year ended December 31,
	2013	2012

Revenues	$115,204	$106,582

Expenses
Depreciation, depletion and amortization	100,958	24,443
General and administrative	1,360,263	799,639
Impairment expense	36,744	457,577
Gain on sale of oil leases	(77,594)	—
Oil and gas production	366,600	159,287
Total expenses	1,786,971	1,440,946

Loss from operations	(1,671,767)	(1,334,364)

Other income (expenses)
Interest expense	(441,150)	(11,912)
Change in fair value of embedded conversion option and warrant liability	(729,795)	—
Total other income (expenses)	(1,170,945)	(11,912)

Loss from operations before income tax	(2,842,712)	(1,346,276)

Provision for income tax	800	800

Net loss applicable to common stock before allocation to noncontrolling interest	(2,843,512)	(1,347,076)

Net loss applicable to noncontrolling interest in consolidated subsidiary	(138,058)	—

Net loss applicable to New Western Energy Corporation common stock	$(2,705,453)	$(1,347,076)

Basic and diluted net loss per share applicable to New Western Energy Corporation’s common stock	$(0.04)	$(0.02)

Weighted average number of shares outstanding - Basic and Diluted	69,102,095	66,570,199

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F- 4

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2013 and 2012

	Preferred Shares		Common Shares		Additional	Non-
	Number	Par value	Number	Par value	Paid -in Capital	Controlling Interest	Accumulated Deficit	Total
Balance - December 31, 2011	—	$—	64,226,866	$6,422	$1,911,161	$—	$(1,415,600)	$501,983

Common stock and warrants sold at $0.30 per unit	—	—	2,084,000	209	624,991	—	—	625,200
Acquisition of Royal Texas Energy	—	—	1,000,000	100	199,900	—	—	200,000
Common stock issued to a director for compensation	—	—	50,000	5	14,995	—	—	15,000
Common stock issued to vendors for services	—	—	250,000	25	74,975	—	—	75,000
Issuance of stock options for services	—	—	—	—	309,629	—	—	309,629
Common stock issued for acquisition of oil leases	—	—	400,000	40	119,960	—	—	120,000
Forgiveness of compensation by an officer	—	—	—	—	120,000	—	—	120,000
Net loss - 2012	—	—	—	—	—	—	(1,347,076)	(1,347,076)
Balance - December 31, 2012	—	—	68,010,866	6,801	3,375,611	—	(2,762,676)	619,736

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F- 5

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2013 and 2012

	Preferred Shares		Common Shares		Additional	Non-
	Number	Par value	Number	Par value	Paid -in Capital	Controlling Interest	Accumulated Deficit	Total
Non-controlling interest contribution	—	—	—	—	—	650,000	—	650,000
Common stock and warrants sold at $0.40 per unit	—	—	395,000	40	157,960	—	—	158,000
Common stock issued to consultants for services	—	—	1,250,000	125	284,375	—	—	284,500
Common stock issued to director for services	—	—	150,000	15	59,985	—	—	60,000
Cash offering cost	—	—	—	—	(17,700)	—	—	(17,700)
Settlement of embedded conversion derivative	—	—	—	—	258,908	—	—	258,908
Modification of stock options exercise price from 60 cents to 20 cents per share	—	—	—	—	42,412	—	—	42,412
Issuance of stock options to directors and consultants for services	—	—	—	—	243,730	—	—	243,730
Settlement of debt by issuance of stock	—	—	300,000	30	81,794	—	—	81,824
Common stock issued for acquisition of oil leases	—	—	1,630,000	163	407,337	—	—	407,500
Common stock issued for conversion of debt	—	—	450,000	45	44,518	—	—	44,563
Warrants issued with debt	—	—	—	—	813,513	—	—	813,513
Net loss applicable to noncontrolling interest in consolidated subsidiary	—	—	—	—	—	(138,058)	—	(138,058)
Net loss - 2013	—	—	—	—	—	—	(2,705,453)	(2,705,453)
Balance - December 31, 2013	—	$—	72,185,866	$7,219	$5,752,443	$511,942	$(5,468,129)	$803,475

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F- 6

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2013	2012

Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss applicable to New Western Energy Corporation common stock	$(2,705,453)	$(1,347,076)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	35,570	24,443
Bad debt expense	—	30,000
Impairment expense	36,744	457,577
Settlement of interest on promissory note	8,074	—
Amortization of debt discount	352,291	—
Amortization of mineral property	65,387	—
Amortization of prepaid stock based compensation expense	289,083	—
Amortization of deferred debt issuance cost	25,589	—
Stock options compensation expense for services	243,730	—
Stock issued to a director for compensation	—	15,000
Stock issued to vendors for services	—	75,000
Stock options issued to directors and consultants for services	—	309,629
Modification of stock options exercise price	42,412	—
Loss applicable to noncontrolling interest	(138,058)	—
Gain on sale of oil and gas property and related equipment	(77,594)	—
Change in fair value of embedded conversion option liability	833,194	—
Change in fair value of warrant liability	(103,399)	—
Changes in operating assets and liabilities:
Accounts receivable	(31,280)	14,256
Inventory	(29,938)	—
Prepaid expenses and other current assets	(47,500)	(36,127)
Other assets	(480)	—
Accounts payable	42,855	911
Accrued expenses	41,422	142,314
Net cash used in operating activities	(1,117,351)	(314,073)

Cash Flows From Investing Activities:
Cash paid for purchase of property and equipment	(86,234)	(1,014)
Cash proceeds from sale of oil and gas property and related equipment	410,000	5,000
Cash paid for expenses relating to sale of oil and gas property and related equipment	(166,315)	—
Cash acquired as part of acquisition	—	12,058
Cash paid for acquisition	—	(20,186)
Cash paid for oil lease obligations	—	(60,000)
Cash paid for purchase and capitalized cost of oils and gas properties, net	(315,958)	(50,457)
Net cash used in investing activities	(158,507)	(114,599)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F- 7

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	For the year ended December 31,
	2013	2012
Cash Flows From Financing Activities:
Cash proceeds from sale of common stock and warrants	158,000	625,200
Cash paid for offering costs	(17,700)	—
Cash paid for due diligence fees	(274,386)
Cash received from noncontrolling interest	650,000	—
Cash received from promissory notes	2,830,000	—
Cash repayments for notes payable	(511,389)	(107,087)
Proceeds from related party advances	44,922	104,500
Repayments of related party advances	(85,500)	(205,252)
Net cash provided by financing activities	2,793,947	417,361

Net increase (decrease) in cash and cash equivalents	1,518,089	(11,311)
Cash and cash equivalents, beginning of the period	5,092	16,403
Cash and cash equivalents, end of the period	$1,523,181	$5,092

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$800	$800
Cash paid for interest	$20,856	$1,912

Supplemental disclosures of non-cash investing and financing activities:
Liability incurred for oil and gas property	$—	$300,000
Forgiveness of accrued compensation by related party	$—	$120,000
Common shares issued for purchase of oil and gas property	$407,500	$120,000
Acquisition of Royal Texan Energy Corp. assets:
Accounts receivable	$—	$18,054
Property & equipment, net	—	123,849
Investment in oil and gas properties	—	49,252
Goodwill - non-cash portion	—	325,671
Accounts payable	—	(9,439)
Accrued expenses	—	(2,205)
Notes payable	—	(52,087)
Common stock	—	(100)
Additional paid in consideration	—	(199,900)
Pre-acquisition cash advances	—	(163,095)
Note payable to stockholders	—	(55,000)
Pre-acquisition deposits paid	—	(35,000)
Debt discount	$27,778	$—
Reclassification of derivative Liability to equity	$258,908	$—
Promissory notes issued for lease purchases	$120,000	$—
Common shares issued to consultant as prepaid for services	$284,500	$—
Common shares issued to director as prepaid for services	$60,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F- 8

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

Non-controlling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with Financial Accounting Standards Board – Accounting Standards Codification (“ASC”) Topic 810, Consolidation , and accordingly, the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations.

Table of Contents	F- 9

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

Table of Contents	F- 10

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

Mineral Properties

Costs of acquiring mining properties are capitalized upon acquisition in accordance with ASC 930 “ Extractive Industries – Mining” if the property is determined to have commercially minable deposits. Mine exploration costs are expensed as incurred. Mine developments costs are expensed as incurred and are capitalized once proven and probable reserves exist. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.

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

Table of Contents	F- 11

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

Long-lived Assets

In accordance with ASC 360, “ Property, Plant, and Equipment ” and ASC 932-360-35 for Oil and gas properties , the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. For oil, gas and mineral properties, the impairment loss is recorded as an expense and offsetting impairment allowance, while for other long-lived assets the impairment loss is recorded as an expense and a direct write-down of the asset.

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

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Table of Contents	F- 12

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at December 31, 2013:

	Carrying Value at	Fair Value Measurements at December 31, 2013
	December 31, 2013	Level 1	Level 2	Level 3
Mineral properties	$38,143	$—	$—	$38,143

Warrant liabilities	$912,215	$—	$—	$912,215

Embedded option conversion liabilities	$809,716	$—	$—	$809,716

The following is a summary of activity of Level 3 assets and liabilities for the year ended December 31, 2013:

Mineral Properties
Balance - December 31, 2012	$103,530
Additions	—
Change in fair value	(65,387)
Balance - December 31, 2013	$38,143

Warrant Liabilities
Balance - December 31, 2012	$—
Additions	1,015,614
Change in fair value	(103,399)
Balance - December 31, 2013	$912,215

Table of Contents	F- 13

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

Share based payments to non-employees are accounted for under the measurement and recognition criteria of ASC 505-50 “ Equity Based Payments to Non-Employees ”.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes . The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Table of Contents	F- 14

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

Table of Contents	F- 15

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

Table of Contents	F- 16

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

Table of Contents	F- 17

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

Table of Contents	F- 18

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

On December 31, 2012, the Company entered into an assignment agreement with a third party “Assignor”, whereby, the Assignor agreed to assign to the Company eight (8) oil and gas lease agreements “Leases” with various land owners, collectively the “Lessor”, wherein Assignor acquired from Lessor certain rights to explore, develop, drill and otherwise exploit the land for oil, gas and water deposits for a total consideration of $420,000. The assignment consists of eight (8) leases located in Rogers County, Oklahoma covering approximately 1,520 acres of land. In consideration for the assignment of the Leases, the Company agreed to pay to the Assignor $300,000 by delivering two (2) promissory notes in the amounts of (i) $30,000, payable on or before January 10, 2013, and (ii) $270,000, payable in twelve (12) consecutive monthly installments of $22,500, commencing February 1, 2013. As additional consideration, the Company agreed to issue to the Assignor a stipulated dollar amount, as contractually agreed, of Company’s common stock valued at a price based on the closing price averaged over the five (5) business days prior to the closing. The Company issued to the Assignor 400,000 shares of its common stock valued at $120,000 on December 31, 2012. The total consideration of $420,000 paid for the assignment of eight (8) leases was allocated $281,100 to oil and gas properties and $138,900 to well equipment.

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

Table of Contents	F- 19

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

Table of Contents	F- 20

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

Wilson County, Kansas - Volunteer & Landers Lease

On December 11, 2013, the Company completed the acquisition of Volunteer Lease which consists of approximately 440 acres with 14 existing oil wells and 3 water injection wells and Landers Lease, which consists of approximately 160 acres with 3 existing oil wells in Wilson County, Kansas.  The Company acquired the leases from a third party for an aggregate purchase price of $470,000 consisting of $100,000 cash and 1,480,000 shares of NWE’s restricted common stock. The Volunteer & Landers leases also have existing gas collection facilities located upon the leases. The Company plans to recomplete several of the exiting producing oil wells in their behind pipe coal gas reservoirs so as to produce both oil and gas from the same existing well bores. The Company has paid $100,000 in cash and issued 1,480,000 shares for the acquisition of these leases as of December 31, 2013 (See Note 11). Subsequent to this strategic acquisition, the Company's combined leasehold interests in Kansas consists of approximately 4,740 acres with 27 oil and gas wells and 4 water injection wells.

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

Table of Contents	F- 21

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

Table of Contents	F- 22

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

Table of Contents	F- 23

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

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of:

	December 31,
	2013	2012
Note payable to a third party, bearing one-time interest of 12%, one year term, due on June 5, 2014 (“Convertible Note 2”)	$38,771	$—
Note payable to a third party, bearing one-time interest of 12%, one year term, due on September 26, 2014 (“Convertible Note 3”)	55,555	—
Note payable to a third party, bearing interest of 8% per annum, due February 1, 2015 (“Convertible Note 4”)	1,232,000	—
Convertible notes payable	1,326,326	—
Less: debt discount	(1,174,120)	—
Convertible notes payable, net	152,206	—
Less: current portion	21,792	—
Convertible notes payable, non-current	$130,414	$—

Table of Contents	F- 24

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

Table of Contents	F- 25

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

Table of Contents	F- 26

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

Due to the “full ratchet” price protection in warrant, the warrant is accounted for as a derivative liability in the balance sheet at fair value. The warrant liability was valued at the funding date at its fair value of $1,219,332 using the Black-Scholes option pricing model with the following assumptions; stock price $0.22, expected term of 3 years, expected volatility of 175% and discount rate of 0.58%. The warrant value was allocated $1,015,614 to debt discount and $203,718 to change in fair value of warrant liability, another expense in the accompanying statements of operations.

Due to the “full ratchet” price protection in the convertible Debenture, the embedded conversion feature was bifurcated and accounted for as a derivative liability in the balance sheet at fair value. The initial valuation and recording of this derivative liability was $972,532 using the Black-Scholes option pricing model with the following assumptions; stock price $0.22, expected term of 1.22 years, expected volatility of 176% and discount rate of 0.75%, and charged to change in fair value of embedded conversion option liability, another expense. The note balance was $1,232,000 at December 31, 2013.

For the year ended December 31, 2013, the Company has recognized and recorded interest expense of $48,866 related to Note 1, Note 2, Note 3 and Note 4, and $395,282 related to the amortization of other discounts of Note 1, Note 2, Note 3 and Note 4.

Table of Contents	F- 27

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

Table of Contents	F- 28

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

Table of Contents	F- 29

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

Table of Contents	F- 30

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

Table of Contents	F- 31

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

A summary of the Company’s stock options activity during the years ended December 31, 2013 and 2012 is presented below:

Table of Contents	F- 32

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

2012 Incentive Stock Plan

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance Outstanding, December 31, 2011	—	—	—	—
Granted	1,200,000	$0.60	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2012	1,200,000	$0.60	—	—
Granted	1,200,000	0.20	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	(1,200,000)	0.60	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2013	1,200,000	$0.20	—	—

Exercisable, December 31, 2013	1,200,000	$0.20	—	—

2013 Long-Term Incentive Plan

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance Outstanding, December 31, 2012	—	—	—	—
Granted	1,800,000	$0.20	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2013	1,800,000	$0.20	—	—

Exercisable, December 31, 2013	1,800,000	$0.20	—	—

Total options exercisable - December 31, 2013	3,000,000	$0.20	—	—

Warrants

A summary of the Company’s warrant activity during the years ended December 31, 2013 and 2012 is presented below:

Table of Contents	F- 33

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

Warrant C

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Exercisable, December 31, 2011	426,666	$1.00	2	—
Granted	2,084,000	1.00	1	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2012	2,510,666	$1.00	1	—

Exercisable, December 31, 2012	2,510,666	$1.00	1	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(2,510,666)	—	—	—
Balance Outstanding, December 31, 2013	—	$—	—	—

Warrant D

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2012	—	$—	—	—
Granted	395,000	1.25	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2013	395,000	$1.25	1	—

Exercisable, December 31, 2013	395,000	$1.25	1	—

The Company issued Class D warrants in 2013 in connection with the sale of 395,000 Units pursuant to a private placement.

Table of Contents	F- 34

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

Table of Contents	F- 35

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

Table of Contents	F- 36

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

Table of Contents	F- 37

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

Table of Contents	F- 38

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

Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2013	2012

Unproved oil and gas properties	$1,599,430	$954,021
Uncompleted wells, equipment and facilities	—	36,973
Well equipment and facilities	212,694	118,849
Less: Accumulated depletion and well equipment depreciation	(38,815)	(23,718)
	1,773,309	1,086,125
Less: Impairment allowance	(133,500)	(123,778)
Net capitalized costs	$1,639,809	$962,347

Table of Contents	F- 39

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

Results of Operations for Oil and Gas Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities, all in the United States, for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012

Revenues, net of royalties	$115,204	$106,582
Production costs	(366,600)	(92,092)
Depletion, depreciation, and valuation allowance	(32,348)	(23,203)
Exploration costs	(270,914)	(67,195)
Impairment of leases and lease amortization	(102,132)	(123,778)
Income tax expense	(800)	(800)
Results of operations from producing activities (excluding corporate overhead and interest costs)	$(657,590)	$(200,486)

Table of Contents	F- 40

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2013 were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2013.

Management identified a material weakness as follows: we lack the expertise in determining the classification of reserves.

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

Table of Contents	- 27 -

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

Item 9B. Other Information.

None

Table of Contents	- 28 -

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

Table of Contents	- 29 -

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

Table of Contents	- 30 -

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

Table of Contents	- 31 -

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($) (2)	Non Equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (3)	Total ($)
Javan Khazali	2013	$120,000		$20,000	$-	$88,311	$-	$-	$8,000	$236,311
President, CEO	2012	$120,000	(1)	$-	$-	$51,605	$-	$-	$-	$171,605

(1)	Salary earned by Mr. Khazali was contributed back to the Company as contributed capital in 2012.
(2)	The amounts reported in the Option Awards column represent the grant date fair value of such awards, including modifications of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 11 to the Notes to Consolidated Financial Statements in this Report regarding the assumptions underlying the valuation of equity awards.
(3)	Director’s fee paid for attending board meetings.

Table of Contents	- 32 -

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

Stock Option Plan

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding option awards held by our officers and directors for the fiscal year ended December 31, 2013:

Name	No. of securities underlying exercised options (#)	No. of securities underlying unexercised options (#)		Equity incentive plan awards: No. of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration Date	No. of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: No. of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Javan Khazali, CEO, Director	—	200,000	(1)	—	$0.20	August 31, 2016	—	$—	—	$—
	—	600,000	(2)	—	$0.20	September 30, 2016	—	$—	—	$—
Haris Baha, CFO, Director	—	200,000	(1)	—	$0.20	August 31, 2016	—	$—	—	$—
	—	200,000	(2)	—	$0.20	September 30, 2016	—	$—	—	$—
Christopher Dimond, Director	—	400,000	(2)	—	$0.20	September 30, 2016	—	$—	—	$—
Terry L. Carroll, Director	—	200,000	(1)	—	$0.20	August 31, 2016	—	$—	—	$—
	—	200,000	(2)	—	$0.20	September 30, 2016	—	$—	—	$—
(1) Options granted pursuant to 2012 Incentive Stock Plan
(2) Options granted pursuant to 2013 Long Term Incentive Plan

Table of Contents	- 33 -

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

The following table sets forth certain information concerning compensation paid to our non-officer directors for services as directors for the year ended December 31, 2013:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-Qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Christopher Dimond	$50,000	$—	$—	$—	$—	$25,500	(1)	$75,500
Terry L. Carroll	$12,000	$—	$—	$—	$—	$60,000	(2)	$72,000

(1).	Includes payment of $8,000 of director’s fees and $17,500 of consulting fees. The Company has entered into a consulting agreement with Mr. Dimond to pay $2,500 per month for providing business advisory services. The Company also paid Mr. Dimond $50,000 as bonus for arranging the $1.2 million in financing for the Company.
(2)	Mr. Carroll received 150,000 shares of common stock valued at $60,000 for consulting services. In addition, the Company paid to Mr. Carroll director fees of $6,000 for attending board meetings and another $6,000 for business advisory services.

Table of Contents	- 34 -

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

Carroll Energy has a 1/8 th working interest in five oil and gas leases owned by the Company. Carroll Energy received $11,583 for its working interest for the year ended December 31, 2013.

Director Independence

None of our directors qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASDAQ Rule 4200(15).

Table of Contents	- 35 -

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

Table of Contents	- 36 -

PART IV

Item 15. Exhibits; Financial Statement Schedules

Exhibit No.	Description
3.1 ††	Articles of Incorporation.
3.2†	Bylaws.
4.1†	Form of Stock Certificate
10.1 ††	Joint Venture Contract re: Glass Oil Lease dated May 21, 2009.
10.1.1 †††	Assignment of Contract re: Glass Oil Lease dated September 1, 2009
10.2†	Joint Venture Contract re: Phillips Oil Lease dated June 27, 2009.
10.3†	Mineral Lease re: Middlebury property dated July 1, 2009.
10.4†	Joint Venture Contract re: Doshier Oil Lease dated October 8, 2009.
10.5†	Venture Agreement re: Texas Oil lease dated January 27, 2011.
10.6†	Employment Agreement between the Company and Javan Khazali dated April 1, 2011.
10.7††††	Employment Agreement between the Company and Javan Khazali dated January 1, 2014.
21†	Subsidiaries of the Registrant.
31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

* Filed herewith

†   Filed as exhibits to Registration Statement on Form 10 filed April 11, 2011, and incorporated herein by reference.

†† Filed as exhibits to Amendment No.1 to Registration Statement filed June 16, 2011, and incorporated herein by reference.

†††  Filed as exhibits to Amendment No.2 to Registration Statement filed August 22, 2011, and incorporated herein by reference.

†††† Filed as exhibits to Amendment No.1 to Form 10-K filed On September 26, 2014, and incorporated herein by reference.

Table of Contents	- 37 -

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17 day of November, 2014.

NEW WESTERN ENERGY CORPORATION

By:	/s/ Javan Khazali
Javan Khazali, President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Javan Khazali	Dated: November 17, 2014
Javan Khazali
President (Principal Executive Officer) and Director

/s/ Haris Baha	Dated: November 17, 2014
Haris Baha
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Director

/s/ Christopher Dimond	Dated: November 17, 2014
Christopher Dimond
Director

/s/ Terry L. Carroll	Dated: November 17, 2014
Terry L. Carroll
Director

Table of Contents	- 38 -

EXHIBIT INDEX

Exhibit No.	Description
3.1 ††	Articles of Incorporation.
3.2†	Bylaws.
4.1†	Form of Stock Certificate
10.1 ††	Joint Venture Contract re: Glass Oil Lease dated May 21, 2009.
10.1.1 †††	Assignment of Contract re: Glass Oil Lease dated September 1, 2009
10.2†	Joint Venture Contract re: Phillips Oil Lease dated June 27, 2009.
10.3†	Mineral Lease re: Middlebury property dated July 1, 2009.
10.4†	Joint Venture Contract re: Doshier Oil Lease dated October 8, 2009.
10.5†	Venture Agreement re: Texas Oil lease dated January 27, 2011.
10.6†	Employment Agreement between the Company and Javan Khazali dated April 1, 2011.
10.7††††	Employment Agreement between the Company and Javan Khazali dated January 1, 2014.
21†	Subsidiaries of the Registrant.
31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

* Filed herewith

†   Filed as exhibits to Registration Statement on Form 10 filed April 11, 2011, and incorporated herein by reference.

†† Filed as exhibits to Amendment No. 1 to Registration Statement filed June 16, 2011, and incorporated herein by reference.

†††  Filed as exhibits to Amendment No. 2 to Registration Statement filed August 22, 2011, and incorporated herein by reference.

†††† Filed as exhibits to Amendment No.1 to Form 10-K filed On September 26, 2014, and incorporated herein by reference.

Table of Contents	- 39 -

EXHIBIT 31.1

CERTIFICATION

I, Javan Khazali, certify that:

1.	I have reviewed this report on Form 10-K/A of New Western Energy Corporation;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defi9ned in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Javan Khazali

Javan Khazali

President (Principal Executive Officer)

November 17, 2014

EXHIBIT 31.2

CERTIFICATION

I, Haris Baha, certify that:

1.	I have reviewed this report on Form 10-K/A of New Western Energy Corporation;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defi9ned in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Haris Baha

Haris Baha

Chief Financial Officer

November 17, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the report of New Western Energy Corporation (the “Company”) on Form 10-K/A for the period ending December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Javan Khazali

Javan Khazali

President (Principal Executive Officer)

November 17, 2014

/s/ Haris Baha

Haris Baha

Chief Financial Officer

November 17, 2014