Form 10-K
period 2014-12-31
New Western Energy Corp
filed 2015-04-15
CIK 1479488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the registrant’s approximately 33,606,448 shares of common stock held by non-affiliates computed by reference to the closing sales price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was $4,704,903.

Number of shares outstanding of each of the registrant’s common stock as of April 14, 2015: Common Stock:75,642,086.

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

PART 1

Item 1. Description of Business

Overview

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “NWEC” shall mean New Western Energy Corporation, a Nevada corporation, and its consolidated subsidiaries.

We are an oil and gas and mineral exploration and production company with current projects located in Oklahoma, Kansas, and Montana. Our principal business is in the acquisition, exploration and development of, and production from oil, gas and mineral properties. We have a limited operating history with nominal revenues.

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

Strategic Transactions

On January 22, 2015, we sold all of our leases and operations in Oklahoma to a third party independent oil company for $100,000.

On July 31, 2014, the Company declined to exercise its option to extend its Wellsboro Mineral Lease on property located in Tioga County, Pennsylvania.

On September 5, 2014, we entered into agreements with Hillair Capital Partners, Ltd. (“Hillair”) and a non-affiliated third party (Purchaser”), wherein Hillair assigned all of the monies owed to it by us, in the amount of $1,040,000 (the “Debt”), to the Purchaser and then we sold two of our oil and gas leases in Wilson County, Kansas to the Purchaser in exchange for the cancellation of the Debt. The transaction resulted in the elimination of $924,000 of debt from our balance sheet and as a result, we recorded a loss of $128,168 in settlement of the Debt to Hillair as of December 31, 2014 on the sale of leases.

On December 23, 2014, we entered into an agreement wherein we acquired the majority control in a newly formed subsidiary jointly owned with Forward Energy LLC of Montana and named NWE Forward Energy LLC (“NEW/Forward”). NWE/Forward includes all rights, title and interest in and to Forward Energy LLC's current and future oil and gas wells, leases, and designated completion equipment license and perpetuity rights. The properties, wells and equipment are located in the Counties of Yellowstone, Golden Valley, Treasure, Musselshell and surrounding Counties of the Crooked Creek Field within South Central Montana. There are 2 re-completed discovery wells with the initial stabilized natural production of 40 Bbl./day.

During 2014, we completed the drilling of three oil and gas wells on our B&W Ranch lease in Chautauqua County, Kansas, pursuant to our 2013 NWE Drilling Program 1 Limited Partnership. None of the wells produced enough oil or gas to make them commercially viable.

Subsequent Events

On February 15, 2015, we divested our Texas leases and operations, pursuant to a settlement of a lawsuit, wherein for exchange of the Texas properties we received back 500,000 shares of our common stock originally issued to the plaintiff.

Table of Contents	1

On February 24, 2015, we entered into a Securities Purchase Agreement (the "Agreement") with Fodere Titanium Limited , a U.K based company ("Fodere") that holds the exclusive worldwide rights to extraction technologies designed in conjunction with a prominent English university that allow for the zero waste recovery of high-grade titanium dioxide (TiO2), high-purity vanadium (V), high carbon steel and other high-value elements from either tailings stockpiles or direct mineral deposits. The Agreement sets forth the principal terms of the transaction regarding the sale to Fodere of 5,000,000 shares of common stock of NWE, plus a 49% interest in NWE's wholly-owned subsidiary, New Western Mineral Extraction, Inc. ("NWME"), a Nevada corporation, in exchange for (a) the grant by Fodere of an exclusive license to a patent for the extraction of minerals from tailings in the United States and (b) a 10% interest in the worldwide revenues from the exploitation of the Fodere patent by Fodere, other than the United States.

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

Our Kansas Projects

B&W Ranch, Chautauqua County, Kansas

On December 20, 2011, we entered into an Assignment of Oil and Gas Lease with an independent third party for an oil and gas property in Kansas, referred to as the B&W Ranch (“B&W Ranch”), whereby the assignor(s) granted the rights to us to carry on geographical and other exploratory work, including core drilling, and the drilling, mining and operating for producing, and saving all of the oil and gas, including all associated hydrocarbons. The assignors agreed to transfer 90% of their rights, title, interest, and duties and obligations in the Chautauqua Lease to us for a total consideration of $75,000. We have made the $75,000 payment in full and it is reflected as our investment in oil and gas properties. We have not started any oil and gas exploration on B&W Ranch as of December 31, 2014.

Charles and Nancy Smith, Chautauqua County, Kansas

On May 11, 2012, we entered into an Assignment of Oil and Gas Lease with a third party for an oil and gas property in Kansas named as the Charles and Nancy Smith (“Smith Lease”), whereby the assignor(s) granted the rights to us to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The assignors agreed to transfer 90% of their rights, title, interest, and duties and obligations in the Smith Lease to us for a total consideration of $24,750. Our net revenue interest in Smith Lease was calculated at 73.125% subject to the reserved 6.25% Overriding Royalty Interest after paying of the mineral owners and other fees. We have paid the total consideration of $24,750 in full and it is reflected as our investment in oil and gas properties. We have not started any oil and gas exploration on Smith Lease as of December 31, 2014.

Table of Contents	2

Lloyd and Patricia Fields, Chautauqua County, Kansas

On November 21, 2012, we entered into an Assignment of Oil and Gas Lease with a third party for an oil and gas property in Kansas named as the Lloyd and Patricia Fields (“Fields Lease”), whereby the assignor(s) granted the rights to us to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons on approximately 300 acres of land. The assignors agreed to transfer 100% of their rights, title, interest, and duties and obligations in the Fields Lease to us for a total consideration of $14,400. Our net revenue interest in Fields Lease was calculated at 81.25% subject to the reserved 18.75% Royalty Interest payable to the mineral owners. The lease shall remain in force for a term of three (3) years from assignment date and as long thereafter as oil, gas, casing-head gas; casing-head gasoline or any of the products covered by this lease are produced. We have paid the total consideration of $14,400 in full and it is reflected as our investment in oil and gas properties. We have not started any oil and gas exploration on Smith Lease as of December 31, 2014.

Rinck Oil and Gas Lease, Chautauqua County, Kansas

On March 7, 2013, we entered into an Assignment of Rinck Oil and Gas Lease with a third party for an oil and gas property in Kansas named as the “Rinck Lease”, whereby the assignor granted the rights to us to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The Rinck Lease consists of 553.4 acres of land in Chautauqua County, Kansas. The assignor agreed to transfer 100% of the assignor’s right, title and working interest in the Rinck Lease to us for a total consideration of $24,750. Our net revenue interest in the Rinck Lease was calculated at 81.25% subject to the royalty of 18.75% payable to the landowners. We have paid the total consideration of $24,750 in full and is reflected as our investment in oil and gas properties. We have not started any oil and gas exploration on the Rinck Lease as of December 31, 2014.

Fredonia Gas Project - Farwell, Puckett and Farwell/Eagle Leases, Wilson County, Kansas

On June 1, 2013, we completed the acquisition of the "Fredonia Gas Prospect" consisting of three producing gas leases, the Farwell, Eagle and Puckett leases containing approximately 1,040 contiguous acres and 9 producing gas wells all located in the heart of the Cherokee Basin in Wilson County, Kansas. The three-lease property is currently producing 7.5 Million MCF per month from 10 producing gas wells. Produced Water is disposed of into a centrally located arbuckle disposal well with plenty of capacity for future expansion. The three-lease property is located in the central portion of the Cherokee Basin Structural Province. This maturely explored basin is best known for its gas production from shallow Pennsylvanian aged Sandstone reservoirs. In the immediate prospect area, gas is produced from several pay zones of Mississippian and Pennsylvanian age at depths ranging from 600 to 1,400 feet. Both stratigraphic traps in sandstone reservoirs and structural traps in folded carbonate and clastic rocks are common producers in this area. The three-lease property covers approximately 1,040 acres located two miles east of the town of Fredonia, Kansas. The targeted gas formations for the property are located within the Fredonia and Neodesha Gas Fields. The topography of the area consists mostly of wooded areas with a few grassland pastures, sloping downward from the Fredonia plateau to river bottoms, with the Fall River to the east and the Verdigris River to the west. The prospect leases lie adjacent to Kansas State Highway 400 and are easily accessible for gas drilling, production and pipeline operations. The total purchase price was $325,000 payable $205,000 in cash and $120,000 in two promissory notes to the third parties for conveying their oil and gas interests in these leases as of December 31, 2013. The Company has recorded $203,720 in revenues from sale of gas on these leases as of December 31, 2014.

Productive Wells and Acreage

For year ended December 31, 2014, we have recorded $348,643 in oil and gas revenues from our working interest in all oil and gas wells. All of our leases are net, after payment of production costs and landowners’ royalty. The revenues came principally from our sale of oil from oil wells on our properties located in Rogers County, Oklahoma, and from sale of gas from gas wells located in Fredonia Prospect in Wilson County, Kansas.

Table of Contents	3

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

Table of Contents	4

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

We rely on the operators of the wells to conduct development and production activities designed to comply with all applicable environmental regulations and permits. While we believe operations of our properties conform to those conditions, they remain at risk for inadvertent noncompliance, conditions beyond our control and undetected conditions resulting from activities by prior owners or operators. Our operators in Kansas maintain liability insurance that meet or exceed the amounts required for oil and gas well operators by the Kansas Corporation Commission. We do not maintain our own insurance for protection against environmental liabilities.

As of December 31, 2014, we did not have any estimated proved reserves. The table below sets forth the oil and gas production of the Company for the last three fiscal years.

	Year ended December 31,
Oil and Gas Production:	2014	2013	2012

Oil production (bbls)	2,902	710	2,008

Gas production (mcf)	65,325	30,867	—

 Employees

As of December 31, 2014, we had 4 full time employees. We utilize various independent contractors for marketing, geology research, legal and accounting services.

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

Table of Contents	5

RISKS RELATED TO OUR BUSINESS

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives.

We have incurred cumulative net losses of $8,525,719 for the period from September 25, 2008 (inception) to December 31, 2014. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In their report dated April 15, 2015, our independent registered public accounting firm stated that our consolidated financial statements for the fiscal year ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses and cash used in operations since September 25, 2008 (inception). We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals, and there can be no assurances that such methods will prove successful. In addition, we most likely will need to raise monies for future development costs. Even though these development costs may be incurred over a three to five year period, we may be unable to raise the funds necessary to cover such costs.  We have raised $6,550,292 in capital since our inception in September 2008 through April 7, 2015. Therefore, there is no assurance that further capital can be raised, which if not raised, will substantially change our plans to develop any of our oil properties.

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

Table of Contents	6

•	domestic and foreign supply of oil and gas;
•	price and quantity of foreign imports;
•	commodity processing, gathering and transportation availability and the availability of refining capacity;
•	domestic and foreign governmental regulations;
•	political conditions in or affecting other gas producing and oil producing countries, including the current conflicts in the Middle East and conditions in South America and Russia;
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	weather conditions, including unseasonably warm winter weather;
•	technological advances affecting oil and gas consumption;
•	overall United States and global economic conditions; and
•	price and availability of alternative fuels.

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

Table of Contents	7

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

Table of Contents	8

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

Table of Contents	9

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

The Company has sold 127,000 Units and raised $635,000 as of December 31, 2014. The Company has issued 254,000 Series A 7% convertible Preferred Shares, par value $0.0001 per share, and warrants to purchase 2,540,000 shares of common shares at an exercise price of $0.30 per share as of December 31, 2014.

On September 25, 2014, the Company offered to sell pursuant to a private placement, under a Regulation S offering to non-US investors only, 400,000 Units to raise $2,000,000. The minimum investment in this offering is for 5,000 Units for $25,000. Each Unit consists of one (1) share of Series B 7% Convertible Preferred Stock, par value $0.0001 per share and one (1) redeemable Class G Warrant of the Company to purchase twenty-five (25) shares of common stock. Each share of Series B Preferred Stock pays a 7% annual dividend for the first year ending March September 30, 2015 and thereafter, a 10% dividend payable, at the option of the Company, in cash or in the Company’s common stock. Each Class G Warrant entitles the holder thereof to purchase, at any time until the expiration date of September 30, 2017, twenty-five (25) shares of Common Stock at an exercise price of $0.20 per share, subject to adjustment. The Class G Warrants are redeemable by the Company, at a redemption price of $0.05 per Warrant, upon at least 30 days’ prior written notice, commencing six months after the date of this private placement, if the average of the closing bid price of the Common Stock, as reported on the Over-The-Counter or other exchange, shall equal or exceed $1.00 per share (subject to adjustment) for ten (10) consecutive business days prior to the notice of redemption. The Units are being offered on a “best effort basis” by the Company through its officers and directors and selected finders and broker/dealers.

The Company has sold 40,100 Units and raised $200,500 as of December 31, 2014. The Company has issued 40,100 Series B 7% convertible Preferred Shares, par value $0.0001 per share, and warrants to purchase 1,002,500 shares of common shares at an exercise price of $0.20 per share as of December 31, 2014.

Table of Contents	10

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

Table of Contents	11

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

Item 1B. Unresolved Staff Comments.

None

Item 2.  Properties.

We do not own any real property. We lease approximately 850 sq. ft. of office space in Irvine, California, at a monthly rent of $1,910.  The Company has entered into a month-to-month lease at a monthly rent of $2,100 starting May 1, 2015. We believe that if necessary there is sufficient office space available at favorable leasing terms both to replace existing office space and to satisfy any additional needs we may have as a result of future expansion.

Item 3. Legal Proceedings.

On November 12, 2013, a complaint was filed in the District Court of Taylor County, Texas, captioned Brent and Brook Hatchett (“Hatchetts”) v. New Western Energy Corporation, Case No. 25,863-B. The complaint asserts breach of contract on the part of the Company relating to a Plan and Agreement of Reorganization (the “Contract”) wherein the Company acquired all of the issued and outstanding capital stock of Royal Texas Energy Co. from the Hatchetts. The Hatchetts were seeking the remaining consideration payable to them for the acquisition by New Western Energy Corporation of RTE in addition to general damages. Of the total 1,000,000 common shares to be paid as consideration to the owners of RTE, 400,000 shares have been issued and 600,000 common shares have been issued but not distributed to Hatchetts by the Company (See Note 13).

On February 10, 2015, the Company entered into a Settlement Agreement and Mutual Release of Claims (the “Agreement”) with Brent and Brook Hatchett in full settlement of all legal actions and disputes between the parties, including the dismissal with prejudice of the pending lawsuit in Texas. In accordance with the settlement, on March 4, 2015, the Company cancelled 600,000 shares of previously issued but not distributed shares and returning it to authorized but unissued status, thus reducing the Company’s current number of shares outstanding by 600,000 shares. The Company has not issued and distributed to Hatchetts the remaining 100,000 shares of common stock as of the date of this report.

We are not a party to any other legal proceedings.

Item 4. Mine Safety Disclosures.

None.

Table of Contents	12

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

	High Bid	Low Bid
Fiscal Year Ending December 31, 2013
Quarter Ended March 31, 2013	$1.04	$0.15
Quarter Ended June 30, 2013	$0.33	$014
Quarter Ended September 30, 2013	$0.26	$0.14
Quarter Ended December 31, 2013	$0.31	$0.14

Fiscal Year Ending December 31, 2014
January 1, 2014 to March 31, 2014	$0.25	$0.16
April 1, 2014 to June 30, 2014	$0.20	$0.11
July 1, 2014 to September 30, 2014	$0.17	$0.04
October 31, 2014 to December 31, 2014	$0.90	$0.05

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

Stockholders

As of the date of this Report, we had 62 stockholders of record of our common stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Table of Contents	13

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

Transfer Agent

Pacific Stock Transfer located at 4045 South Spencer Street, Suite 403, Las Vegas, NV 891219 is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

Between November 1, 2014 and March 31, 2015, we sold 97,500 Units, consisting of One Series B Convertible Preferred Stock and One class F Warrant, at $5.00 per Unit for an aggregate amount of $487,500. The Unit were sold to eight accredited investors pursuant to a Regulation S private placement. All of the investors are non-residents of the U.S. and all investors purchased the Units outside of the U.S.

On December 15, 2014, we issued 200,000 shares of our common stock to a consultant for services rendered. The common stock issued was valued at $0.08 per share or $16,000 based upon the closing price of the effective date of the issuance.

On December 23, 2014, we issued 1,000,000 shares of our common stock (the “Shares”) in connection with a joint venture that we entered into with Forward Energy LLC. The Shares were issued as an inducement to Forward to enter into the transaction and is being valued at $60,000 and shown on our financial statements as a cost of the transaction.

Pursuant to the September 25, 2014 private placement offering to sell preferred stock Series B under a Regulation S offering to non-US investors only, the Company sold 57,400 units and received $287,000 since January 1, 2015 to the date of this report.

All of the issuances by us of our unregistered securities were made in reliance upon Regulation D, Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended (the “1933 Act”). The entities or individuals listed above that purchased the unregistered securities were known to us and our management, through pre-existing business relationships.  They were provided access to all material information, all information necessary to verify such information, and our management in connection with the purchases.  The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Table of Contents	14

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

Results of Operations for the Years Ended December 31, 2014 and December 31, 2013.

Revenues

Revenues for the years ended December 31, 2014 and 2013 were $348,643 and $115,204, respectively. Revenues increased in 2014 by $233,439 or 203% primarily due to the acquisition of Fredonia Prospect consisting of Farwell and Puckett gas leases in Wilson County, Kansas in June 2013 and Volunteers and Landers oil leases in December 2013. Fredonia Prospect oil and gas sales accounted for $255,955 of the total revenues of 2014 as compared to $78,631 in 2013, and Winchester lease in Rogers County, Oklahoma acquired in December 2013, contributed $34,509 from sale of oil production in 2014 as compared to $23,363 in 2013.

Operating Expenses

Operating expenses for the year ended December 31, 2014 were $3,359,226 as compared to $1,786,970 for the same comparable period in 2013. Operating expenses increased by $1,572,256 or 88% in 2014 primarily due to (i) increase in general and administrative expenses of $603,272 in 2014 as a result of (a) increase in compensation expense of the president and directors fees of $162,500, (b) increase in investor relations, shareholder services and business consulting and advisory services of $344,526, (c) increase in travel expense of $83,897 due to performing due diligence on acquisitions of leases in Oklahoma and Kansas, (d) increase in licensing and registration cost, legal, accounting and insurance of $105,593 for obtaining legal and title opinions of oil and gas leases in Oklahoma and Kansas, (e) increase in marketing and commission expense, business development and press releases totaling $205,391 for capital raising from third party investors and stockholder; and for creating market awareness of our Company due to increase in operations; (ii) decrease of depreciation, depletion and amortization expense of $23,447 primarily due to decrease in amortization expense of mineral lease of $27,245 offset by a net increase of $3,848 of depreciation and depletion expense as a result of placing additional oil and gas equipment of $47,395 in service since January 1, 2014 as compared to prior year, (iii) impairment expense in 2014 consisted of impairment of $779,406 of oil and gas leases. In January 2013, management took a conservative position and determined to initiate straight line amortization of all oil and gas unproved properties acquired over the remaining lease term since management is uncertain as to recover the asset value but immediate impairment is not indicated. Impairment expense in 2013 consisted of impairment of $36,744 of all oil and gas leases and well equipment of RTE due to no activity of such oil and gas properties in Texas.

Table of Contents	15

On February 28, 2013, we sold 100% of our working interest in 402 acres of oil and gas leases in the Swenson, McLellan and Reves leases located in Jones County, Texas to a third party and recorded a gain of $65,424. On June 11, 2013, we sold 100% of our working interest in Mrs. W. G. Trice, Trice and Methodist Home and Trice Methodist “400” Lease, located in Shackelford County, Texas and recorded a gain of $12,170. As a result, we recorded a gain of $77,594 for the year ended December 31, 2013.

Oil and gas production expenses for the year ended December 31, 2014 and 2013 were $538,774 and $366,600, respectively. Oil and gas production expenses increased by $172,174 or 47% as compared to the same comparable period in 2013, primarily due to the Company expending $184,777 on exploration, drilling and production costs associated with Volunteer, Landers, Winchester II, Anna and Puckett oil leases, and Farwell, Puckett and Moab gas leases, and costs to maintain the remaining oil and gas properties. The Company did not own Moab gas leases in 2013 and acquired Winchester oil lease in December 2013 and acquired Farwell and Volunteer leases in June 2013.

Other Income (Expenses)

Other expenses consist of interest expense, loss on settlement of debt and change in the fair value of embedded conversion option and warrant liabilities. Interest expense for the year ended December 31, 2014 and 2013 was $1,404,642 and $441,150, respectively. Interest expense increased by $963,492 in 2014 as compared to 2013 as a result of (i) increase in interest expense of $157,574 on the promissory notes executed by us for acquisition of oil and gas leases and our working capital needs, (ii) increase in interest expense of $808,656 related to the amortization of the original issue discount on loans, and (iii) decrease in interest expense of $2,738 related to the amortization of the debt discount due to embedded conversion option liabilities on convertible notes.

Loss on settlement of debt by sale of oil leases for the year ended December 31, 2014 and 2013 was $128,168 and $0, respectively. On September 4, 2014, we sold our ownership interest in Volunteer and Landers Leases to Legend Oil & Gas Ltd. in exchange for extinguishment of our convertible promissory note debt, and recorded a loss of $128,168.

The convertible promissory notes issued by us on (i) June 5, 2013 for $75,000, (ii) September 26, 2013 for $50,000, (iii) November 6, 2013 for $1,232,000, and (iv) November 5, 2013 promissory note to a stockholder for $1,500,000 with warrants attached, qualifies for derivative accounting treatment due to the variable conversion formula. As a result, we recorded a change in the fair value of the liabilities for the embedded conversion option derivative instrument of $1,267,029 for the year ended December 31, 2014 as compared to $729,795 for the year ended December 31, 2013.

Dividend payable to preferred stockholders for the year ended December 31, 2014 and 2013 was $27,498 and $0, respectively. The dividend was calculated at an annual rate of 7% on the contributions received from the preferred stock holders. The Company received in cash $835,500 from the sale of preferred shares for the year ended December 31, 2014.

Our 51% owned subsidiary 2013 NWE Drilling Program 1 LP recorded a loss of $281,752 for the year ended December 31, 2013. We allocated $138,058 of the limited partnership’s loss to its noncontrolling member in our consolidated financial statements as of December 31, 2013. As a result, the noncontrolling interest of the limited partner was reduced to $511,942 at December 31, 2013.   Our 51% owned subsidiary 2013 NWE Drilling Program 1 LP recorded a loss of $248,047 and $138,058 for the years ended December 31, 2014 and 2013, respectively. We allocated the limited partnership’s losses to its noncontrolling member in our consolidated financial statements as of December 31, 2014 and 2013. As a result, the noncontrolling interest of the limited partner was reduced to $263,895 at December 31, 2014.

As a result of the above explanations, net loss applicable to New Western Energy Corporation’s common stockholders for the year ended December 31, 2014 was $3,057,590 as compared to $2,705,453 for the year ended December 31, 2013.

Liquidity and Capital Resources

Table of Contents	16

The accompanying financial statements for the years ended December 31, 2014 and 2013 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have deficiencies in working capital as of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 15, 2015, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to develop mineral leases and sell oil and gas that generates sufficient revenue and cash flows to meet our obligations and on our ability to obtain additional financing or sell assets as may be required to fund current operations. Management’s plans include generating income from our current oil leases and oil drilling operations to permit us to generate sufficient cash flows to continue as a going concern. There is no assurance these plans will be realized.

Net cash used in operating activities for the year ended December 31, 2014 was $1,894,296 primarily due to the net loss for the year of $3,057,590, offset by depreciation of $39,368, impairment expenses of $817,548, amortization of debt discount of $1,042,967, stock compensation issued for services of $270,000, amortization of deferred debt issuance cost of $145,640, loss applicable to noncontrolling interest of $248,047, loss of $128,168 on settlement of convertible note payable, change in the fair value of embedded conversion option liability of $648,018, change in fair value of warrant liability of $621,212, decrease in accounts receivable of $17,976, decrease in inventory of $1,249, increase in prepaid expenses and other current assets of $30,609, increase in accounts payable of $3,315, increase in accrued expenses of $117,070 and increase in accrued interest payable of $127,879.

Net cash flows used in investing activities for the year ended December 31, 2014 was $163,563 due to the purchase of property and equipment of $1,168, purchase of oil and gas equipment of $47,395, cash advanced towards a promissory note receivable of $75,000, cash received towards the promissory note receivable of $10,000, and cash paid for purchase and capitalized cost of oil and gas properties of $50,000.

Net cash flows provided by financing activities for the year ended December 31, 2014 was $545,678 principally due to cash proceeds of $835,500 received from the sale of preferred stock pursuant to a private placement, cash received from promissory notes of $20,000, cash repayments of $308,000 for notes payable, and cash repayments of related party advances of $1,822.

As a result of the above activities, we experienced a net decrease in cash and cash equivalents of $1,512,181 for the year ended December 31, 2014. Cash and cash equivalents at December 31, 2014 amounted to $11,000.

To date, we have financed our operations primarily through private placements of the sale of our securities in private offering transactions that were exempt from the registration requirements of the Securities Act and through borrowings. During the years ended December 31, 2014 and 2013, we raised $835,500 and $158,000, respectively, from the sale of equity securities and $0 from third party lenders. We have also borrowed from our President and Chief Executive Officer from time to time for our working capital requirements. As of December 31, 2014 and 2013, we received cash advances of $0 and $44,922, respectively, and repaid $1,822 and $85,500, respectively. Our working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed drilling programs to commercial viability, the level of sales of oil and gas, acquisition costs for new oil and gas leases, and the amounts we invest in strategic relationships. However, because several factors related to the growth of our operations remain outside of our control, there can be no assurance we will achieve commercial viability on our anticipated timeline.

Table of Contents	17

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

Table of Contents	18

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Mineral Properties

Costs of acquiring mining properties are capitalized upon acquisition in accordance with ASC 930 “Extractive Industries – Mining ” if the property is determined to have commercially minable deposits. Mine exploration costs are expensed as incurred. Mine developments costs are expensed as incurred and are capitalized once proven and probable reserves exist. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceed the undiscounted cash flows.

Asset Retirement Obligations

We follows the provisions of ASC 410, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. We did not have any asset retirement obligation at December 31, 2014 and 2013.

Table of Contents	19

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

Derivative Instruments

ASC Topic 815, “Derivatives and Hedging (“ASC Topic 815”)”, establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending upon the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

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

Stock-based Compensation

In accordance with ASC 718, “Compensation – Stock Compensation”, the Company accounts for share-based payments to employees using the fair value method. All transactions in which goods or services are received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company generally uses the Black-Scholes option pricing method to compute the fair value of options or warrants granted for goods or services.

Share based payments to non-employees are accounted for under the measurement and recognition criteria of ASC 505-50 “ Equity Based Payments to Non-Employees ”.

Recent Accounting Pronouncements

See Note 2 of our Consolidated Financial Statements included in this report for discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

Table of Contents	20

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	F-4

Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2014 and 2013	F-5 to F-6

Consolidated Statements of Cash flows for the years ended December 31, 2014 and 2013	F-7 to F-8

Notes to the Consolidated Financial Statements	F-9 to F-39

Table of Contents	21

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

New Western Energy Corporation

We have audited the accompanying consolidated balance sheets of New Western Energy Corporation and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholder's deficit, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Western Corporation and Subsidiaries as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss and cash used in operations of $3,057,590 and $1,894,296 in 2014, and has a working capital deficit, accumulated deficit and a total deficit of $1,607,182, $8,525,719 and $1,123,971, respectively, at December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 15, 2015

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPA Connect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Table of Contents	22

New Western Energy Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$11,000	$1,523,181
Accounts receivable	25,389	43,365
Inventory	23,464	24,713
Notes receivable, net	65,000	—
Prepaid expenses and other assets	86,025	75,417
Total current assets	210,878	1,666,676

Property and equipment, net	210,752	201,556
Oil and gas properties, net	248,827	1,459,233
Mineral properties, net	—	38,143
Deferred debt issuance cost, net	25,702	241,911
Other assets	1,930	1,930
Total Assets	$698,089	$3,609,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$71,298	$67,984
Accrued expenses	139,651	22,582
Accrued interest payable	143,397	47,909
Note payable, current portion, net of discount of $511,139 at December 31, 2014 and $0 at December 31, 2013	1,172,611	—
Convertible notes payable, current portion, net of discount of $0 at December 31, 2014 and $72,534 at December 31, 2013	—	21,792
Embedded conversion option liability	—	809,716
Warrant liability	291,003	912,215
Payable to related party	100	1,922
Total current liabilities	1,818,060	1,884,120

Notes payable, long term portion, net of discount of $0 at December 31, 2014 and $782,310 at December 31, 2013	—	791,440
Convertible notes payable, net of discount of $0 at December 31, 2014 and $1,101,586 at December 31, 2013	—	130,414
Accrued assets retirement obligation	4,000	—
Total long term liabilities	4,000	921,854

Total Liabilities	1,822,060	2,805,974

Commitments and contingencies (Note 10)

Table of Contents	23

Stockholders' Equity
New Western Energy Corporation and Subsidiaries Stockholders' Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 294,100 and 0 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	29	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 76,242,086 and 72,185,866 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	7,625	7,219
Additional paid in capital	7,130,199	5,752,443
Accumulated deficit	(8,525,719)	(5,468,129)
Total New Western Energy Corporation and Subsidiaries Stockholders' Equity	(1,387,866)	291,533
Noncontrolling interest in consolidated subsidiary	263,895	511,942
Total Stockholders' (Deficit) Equity	(1,123,971)	803,475
Total Liabilities and Stockholders' Equity	$698,089	$3,609,449

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	24

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Operations

	For the year ended December 31,
	2014	2013
Revenues
Oil and gas sales	$348,643	$115,204

Operating expenses
Depreciation and amortization	77,511	100,958
General and administrative	1,963,535	1,360,262
Impairment expense	779,406	36,744
Gain on sale of oil leases	—	(77,594)
Oil and gas production	538,774	366,600
Total operating expenses	3,359,226	1,786,970

Loss from operations	(3,010,583)	(1,671,766)

Other income (expenses)
Interest expense	(1,404,642)	(441,150)
Loss on settlement of debt	(128,168)	—
Change in fair value of embedded conversion option and warrant liability	1,267,029	(729,795)
Total other income (expenses)	(265,781)	(1,170,945)

Loss from operations before income tax	(3,276,364)	(2,842,711)
Provision for income tax	1,775	800
Net loss	(3,278,139)	(2,843,511)

Preferred stock dividend	(27,498)	—
Net loss applicable to common stock before allocation to noncontrolling interest	(3,305,637)	(2,843,511)

Net loss applicable to noncontrolling interest in consolidated subsidiary	(248,047)	(138,058)
Net loss applicable to New Western Energy Corporation common stock	$(3,057,590)	$(2,705,453)

Basic and diluted net loss per share applicable to New Western Energy Corporation's common stock	$(0.04)	$(0.04)

Weighted average number of shares outstanding - Basic and Diluted	73,879,368	69,102,095

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	25

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Preferred Shares			Common Shares		Additional	Non-Controlling	Accumulated
	Series "A"	Series "B"	Par value	Number	Par value	Paid -in Capital	Interest	Deficit	Total
Balance - December 31, 2012	—	—	$—	68,010,866	$6,801	$3,375,611	$—	$(2,762,676)	$619,736

Non-controlling interest contribution	—	—	—	—	—	—	650,000	—	650,000
Common stock and warrants sold at $0.40 per unit	—	—	—	395,000	40	157,960	—	—	158,000
Common stock issued to consultants for services	—	—	—	1,250,000	125	284,375	—	—	284,500
Common stock issued to director for services	—	—	—	150,000	15	59,985	—	—	60,000
Cash offering cost	—	—	—	—	—	(17,700)	—	—	(17,700)
Settlement of embedded conversion derivative	—	—	—	—	—	258,908	—	—	258,908
Modification of stock options exercise price from 60 cents to 20 cents per share	—	—	—	—	—	42,412	—	—	42,412
Issuance of stock options to directors and consultants for services	—	—	—	—	—	243,730	—	—	243,730
Settlement of debt by issuance of stock	—	—	—	300,000	30	81,794	—	—	81,824
Common stock issued for acquisition of oil leases	—	—	—	1,630,000	163	407,337	—	—	407,500

Table of Contents	26

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
	Preferred Shares				Common Shares		Additional	Non-Controlling	Accumulated
	Series "A"	Series "B"		Par value	Number	Par value	Paid -in Capital	Interest	Deficit	Total
Common stock issued for conversion of debt	—	—		—	450,000	45	44,518	—	—	44,563
Warrants issued with debt	—	—		—	—	—	813,513	—	—	813,513
Net loss applicable to noncontrolling interest in consolidated subsidiary	—	—		—	—	—	—	(138,058)	—	(138,058)
Net loss - 2013	—	—		—	—	—	—	—	(2,705,453)	(2,705,453)
Balance - December 31, 2013	—	—		—	72,185,866	7,219	5,752,443	511,942	(5,468,129)	803,475

Common stock issued for conversion of debt	—			—	1,306,220	131	110,862	—	—	110,993
Common stock issued to consultants for services	—			—	1,750,000	175	209,825	—	—	210,000
Common stock issued as inducement to enter into agreement	—	—		—	1,000,000	100	59,900	—	—	60,000
Preferred shares issued for capital raise	254,000	40,100		29	—	—	835,471	—	—	835,500
Settlement of embedded conversion derivative	—			—	—	—	161,698	—	—	161,698
Net loss applicable to noncontrolling interest in consolidated subsidiary	—			—	—	—	—	(248,047)	—	(248,047)
Net loss - 2014	—			—	—	—	—	—	$(3,057,590)	(3,057,590)
Balance - December 31, 2014	254,000	40,100	#	$29	76,242,086	$7,625	$7,130,199	$263,895	$(8,525,719)	$(1,123,971)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	27

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	For the year ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss applicable to New Western Energy Corporation common stock	$(3,057,590)	$(2,705,453)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,511	28,722
Impairment expense	779,406	108,929
Settlement of interest on promissory note	—	8,074
Amortization of debt discount	1,042,967	352,291
Common stock issued for services	270,000	—
Amortization of prepaid stock based compensation expense	—	289,083
Stock options compensation expense for services	—	243,730
Modification of stock options exercise price	—	42,412
Amortization of deferred debt issuance cost	145,640	25,589
Loss applicable to noncontrolling interest	(248,047)	(138,058)
Gain on sale of oil and gas property and related equipment	—	(77,594)
Loss on settlement of convertible note payable	128,168	—
Change in fair value of embedded conversion option liability	(648,018)	833,194
Change in fair value of warrant liability	(621,212)	(103,399)
Changes in operating assets and liabilities:
Accounts receivable	17,976	(31,280)
Inventory	1,249	(29,938)
Prepaid expenses and other current assets	(30,609)	(47,500)
Other assets	—	(480)
Accounts payable	3,315	42,855
Accrued expenses	117,070	41,422
Accrued interest payable	127,879	—
Net cash used in operating activities	(1,894,296)	(1,117,351)

Cash Flows From Investing Activities:
Cash paid for purchase of property and equipment	(1,168)	(86,234)
Cash paid for purchase of oil and gas equipment	(47,395)	—
Cash proceeds from sale of oil and gas property and related equipment	—	410,000
Cash advanced towards a note receivable	(75,000)	—
Cash received towards a note receivable	10,000	—
Cash paid for expenses relating to sale of oil and gas property and related equipment	—	(166,315)
Cash paid for purchase and capitalized cost of oil and gas properties, net	(50,000)	(315,958)
Net cash (used in) provided by investing activities	(163,563)	(158,507)

Table of Contents	28

Cash Flows From Financing Activities:
Cash received from sale of common stock and warrants	—	158,000
Cash received from sale of preferred stock	835,500	—
Cash paid for offering costs	—	(17,700)
Cash paid for due diligence fees	—	(274,386)
Cash received from noncontrolling interest	—	650,000
Cash received from promissory notes	20,000	2,830,000
Cash repayments for notes payable	(308,000)	(511,389)
Proceeds from related party advances	—	44,922
Repayments of related party advances	(1,822)	(85,500)
Net cash provided by financing activities	545,678	2,793,947

Net increase (decrease) in cash and cash equivalents	(1,512,181)	1,518,089

Cash and cash equivalents, beginning of the period	1,523,181	5,092

Cash and cash equivalents, end of the period	$11,000	$1,523,181

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,775	$800
Cash paid for interest	$90,462	$20,856

Supplemental disclosures of non-cash investing and financing activities:
Common shares issued for purchase of oil and gas property	$—	$407,500
Debt discount	$408,991	$27,778
Reclassification of derivative liability to equity	$161,698	$258,908
Promissory notes issued for lease purchases	$110,000	$120,000
Exchange of oil and gas properties for settlement of convertible notes payable	$595,000	$—
Settlement of convertible note payable in exchange for oil lease properties	$924,000	$—
Settlement of accrued interest payable in exchange for oil lease properties	$32,391	$—
Settlement of debt by issuance of common shares	$110,993	$—
Common shares issued to consultants as prepaid for services	$20,000	$284,500
Common shares issued to director as prepaid for services	$—	$60,000
Increase in asset retirement obligation and related payable	$4,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	29

 NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

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

On May 28, 2014, the Company formed New Western Operating LLC, a wholly-owned subsidiary that took over all operational duties for its leases and oil and gas exploration, drilling and production in the state of Kansas.

On December 22, 2014, the Company formed an entity New Western Montana Oil & Gas Corporation (the “New Western Montana”) to enter into an agreement with Forward Energy, LLC, a Montana limited liability company, and formed an entity NWE Forward Energy LLC (See Note 13) incorporated in the State of Montana. New Western Montana, a wholly-owned subsidiary of the Company, and managing member of NWE Forward Energy LLC, owned 51% interest in NWE Forward Energy LLC and Forward Energy owned 49% interest in NWE Forward Energy LLC.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company currently has an ongoing private placement equity offering and has raised cash of $835,500 during the year ended December 31, 2014 and $287,500 through the date of this report. At December 31, 2014, the Company had a working capital deficit of $1,607,182 and accumulated deficit of $8,525,719, incurred a net loss $3,305,637 for the year ended December 31, 2014 and used cash in operating activities of $1,894,296. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Table of Contents	30

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries New Western Gas Corporation, Royal Texan Energy Co. and the Company’s 51% majority owned subsidiaries 2013 NWE Drilling Program 1 LP, New Western Operating LLC and New Western Montana Oil & Gas Corporation. All intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain 2013 operating expenses have been reclassified to conform to the 2014 presentation.  These reclassifications had no net effect on Net Loss for the year ended December 31, 2013.

Non-controlling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with Financial Accounting Standards Board (“FASB”) – Accounting Standards Codification (“ASC”) Topic 810, “Consolidation “, and accordingly, the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of marketable securities, valuation of accounts, notes and other receivables, valuation and purchase price allocation of assets acquired and liabilities assumed in business combinations, valuation of beneficial conversion features in convertible debt, valuation of derivatives, valuation of long-lived assets, goodwill, asset retirement obligations, oil gas and mineral properties, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Derivative Instruments

ASC Topic 815, “Derivatives and Hedging”, establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending upon the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Table of Contents	31

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

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

Inventory

Inventory consists of crude oil produced but not sold, stated at the lower of cost or market.

Property and Equipment

Property and equipment consists of furniture, office equipment and well equipment, which is recorded at cost and is depreciated on a straight-line basis over its estimated useful life of three (3) years for furniture and office equipment and five (5) to seven (7) years for well equipment.

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

Table of Contents	32

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

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

Goodwill

Goodwill represents the excess of the Company’s purchase price over the fair values of the respective identifiable assets acquired and liabilities assumed in business combinations. Goodwill is not amortized. For the 2012 acquisition, goodwill is not recognized for tax purposes. Goodwill is subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review.  Goodwill is evaluated using specific methods in accordance with FASB and ASC. Management initially performs a qualitative assessment of goodwill to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment indicates impairment then the Company conducts a discounted cash flows analysis to determine the fair value of a reporting unit and comparison of the carrying value of goodwill to its implied fair value. The analysis involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. In the event facts and circumstances indicate the carrying value of goodwill is impaired, the goodwill carrying value will be reduced to its implied fair value through a charge to operating expenses.

Long-lived Assets

In accordance with ASC 360, “ Property, Plant, and Equipment ” and ASC 932-360-35 for “Oil and gas properties”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. For oil, gas and mineral properties, the impairment loss is recorded as an expense and offsetting impairment allowance, while for other long-lived assets the impairment loss is recorded as an expense and a direct write-down of the asset.

Table of Contents	33

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

Asset Retirement Obligations

The Company follows the provisions of ASC 410, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. We record a liability for asset retirement obligations at fair value in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method over the asset’s useful life. Our recognized asset retirement obligation exclusively relates to the plugging and abandonment of oil and natural gas wells and decommissioning of our Fredonia gas wells in Kansas. Management periodically reviews the estimates of the timing of well abandonments as well as the estimated plugging and abandonment costs, which are discounted at the credit adjusted risk free rate.  These retirement costs are recorded as a long-term liability on the consolidated balance sheets with an offsetting increase in oil and natural gas properties. An ongoing accretion expense is recognized for changes in the value of the liability as a result of the passage of time, which we record in depreciation, depletion, amortization, and accretion expense in the statements of operations.

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, in accordance with applicable local, state and federal laws.  The Company follows FASB ASC Topic 410, “Asset Retirement and Environmental Obligations”, to determine its asset retirement obligation amounts by calculating the present value of the estimated future cash outflows associated with its plug and abandonment obligations.  Revisions to the liability typically occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

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

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Table of Contents	34

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

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

The Company’s financial instruments consist principally of cash and cash equivalents, amounts receivable, accounts payable, notes payable, embedded conversion option liabilities, warrant liabilities and amounts due to related parties. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at December 31, 2014:

	Carrying Value at	Fair Value Measurements at December 31, 2014
	December 31, 2014	Level 1	Level 2	Level 3

Warrant liabilities	$291,003	$—	$—	$291,003

The following is a summary of activity of Level 3 assets and liabilities for the year ended December 31, 2014:

Warrant Liabilities
Balance - December 31, 2013	$912,215
Additions	—
Change in fair value	(621,212)
Balance - December 31, 2014	$291,003

Change in fair value of the warrant liabilities is included in other income (expense) in the accompanying consolidated statements of operations.

Table of Contents	35

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at December 31, 2013:

	Carrying Value	Fair Value Measurements at
	at	December 31, 2013
	December 31, 2013	Level 1	Level 2	Level 3

Mineral properties	$38,143	$—	$—	$38,143

Warrant liabilities	$912,215	$—	$—	$912,215

Embedded option conversion liabilities	$809,716	$—	$—	$809,716

The following is a summary of activity of Level 3 assets and liabilities for the year ended December 31, 2013:

Mineral Properties
Balance - December 31, 2012	$103,530
Additions	—
Change in fair value	(65,387)
Balance - December 31, 2013	$38,143

Warrant Liabilities
Balance - December 31, 2012	$—
Additions	1,015,614
Change in fair value	(103,399)
Balance - December 31, 2013	$912,215

Embedded Option Conversion Liability
Balance - December 31, 2012	$—
Additions	235,430
Change in fair value	833,194
Reclassification to equity	(258,908)
Balance - December 31, 2013	$809,716

Changes in fair value of the embedded conversion liability are included in other income (expense) in the accompanying consolidated statements of operations.

Table of Contents	36

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

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

Stock-based Compensation

In accordance with ASC 718, “Compensation – Stock Compensation”, the Company accounts for share-based payments to employees using the fair value method. All transactions in which goods or services are received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company generally uses the Black-Scholes option pricing method to compute the fair value of options or warrants granted for goods or services.

Share based payments to non-employees are accounted for under the measurement and recognition criteria of ASC 505-50 “Equity Based Payments to Non-Employees”.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10,  “Accounting for Uncertain Income Tax Position”. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Table of Contents	37

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2014, there were stock options outstanding for conversion into 3,000,000 common shares, Class E, F and G Warrants outstanding for 17,425,920 common shares that if exercised, may dilute future earnings per share, and there were convertible preferred stock outstanding convertible into 4,545,000 common shares that may dilute future earnings per share.

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at December 31, 2014 and 2013, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the consolidated financial statements.

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

NOTE 3: NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

On March 18, 2013, the Company formed a new entity 2013 NWE Drilling Program 1 LP (the “Limited Partnership”). The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas. The Company became the General Partner and owns 51% of the Limited Partnership. The Limited Partnership closed upon receiving a cash contribution of $650,000 from one non-affiliate shareholder of the Company as the Limited Partner. The Company’s contribution as the General Partner was $6,500 in cash and giving the rights and commitment to the Limited Partnership to drill three oil wells on the Company’s B&W Ranch lease. Pursuant to the terms of the partnership agreement, the Limited Partner will be entitled to receive 70% of the net income and cash available for distributions until such time an amount equal to the Limited Partner’s initial investment plus a 50% return on such initial investment is received by the Limited Partner. Thereafter, net income and cash available for distributions shall be allocated 20% to the Limited Partner and 80% to the General Partner. The Limited Partnership entered into a turnkey drilling agreement with the managing General Partner, to drill and complete the partnership wells. The turnkey price includes all ordinary costs of drilling, testing and completing the wells. When the wells begin producing, the General Partner, as operator of the wells will be reimbursed at actual cost for all direct expenses incurred on behalf of the Limited Partnership, and will receive a fixed fee of $250 per well per month for supervising, operating and maintaining the wells during production operations. The Limited Partnership recorded their share of the loss of $248,047 for the year ended December 31, 2014, and $138,058 since inception from March 18, 2013 to December 31, 2013. The Company allocated the Limited Partnership’s loss to its noncontrolling members in its consolidated financial statements as of December 31, 2014 and 2013, respectively.

Table of Contents	38

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the years ended December 31, 2014 and 2013:

Balance - March 18, 2013	$—
Contribution by noncontrolling interest member	650,000
Net loss applicable to noncontrolling interest - 2013	(138,058)
Balance at December 31, 2013	511,942

Contribution by noncontrolling interest member	—
Net loss applicable to noncontrolling interest - 2014	(248,047)
Balance at December 31, 2014	$263,895

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	December 31,
	2014	2013
Furniture	$8,295	$8,295
Equipment	28,942	10,272
Well equipment	242,587	212,692
	279,824	231,259
Less: Accumulated depreciation	(69,072)	(29,703)
Total	$210,752	$201,556

Depreciation expense for the years ended December 31, 2014 and 2013 was $39,368 and $28,772, respectively. The Company recorded an impairment expense of $0 and $20,543 on well equipment for the years ended December 31, 2014 and 2013, respectively.

Table of Contents	39

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

NOTE 5: OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil and gas properties consist of the following:

		December 31,	December 31,
Name of the property	Type	2014	2013
Rogers County, OK - Glass Lease	Oil	$221,000	$221,000
Roger County, OK - Phillips Lease	Oil	130,000	130,000
Rogers County, OK (9) Leases	Oil	378,600	378,600
Chautauqua County, KS - B&W Ranch Lease	Oil	75,000	75,000
Chautauqua County, KS - Charles & Nancy Smith Lease	Oil	24,750	24,750
Chautauqua County, KS - Lloyd & Patricia Fields Lease	Oil	14,400	14,400
Chautauqua County, KS - Renek Lease	Oil	24,750	24,750
Wilson County, KS - Farwell, Puckett & Farwell/Eagle Lease	Gas	251,208	251,208
Wilson County, KS - Volunteer & Landers Lease	Oil	—	470,000
Nowata County, OK (4) Leases	Oil	35,000	—
Shackelford County, TX - Terry Heirs Lease	Oil	9,722	9,722
Uncompleted wells, equipment and facilities		—	—
		1,164,430	1,599,430
Asset retirement obligation		4,000	—
Impairment allowance		(919,603)	(140,197)
		$248,827	$1,459,233

Changes in the Uncompleted Wells, Equipment and Facilities were as follows:

	December 31,	December 31,
	2014	2013
Beginning balance	$—	$36,973
Additions	—	—
Sale of lease	—	(36,973)
Reclassification to proved properties	—	—
Costs charged to expense	—	—
Balance at end of the period	$—	$—

There were no exploration well costs capitalized for more than one year following completion of drilling. Depletion expense for the years ended December 31, 2014 and 2013 was $0 and $6,697, respectively.

At December 31, 2014 and 2013, management conducted an impairment analysis of oil and gas properties and recorded an impairment expense of $779,406 and $36,774 in 2014 and 2013, respectively.

Rogers County and Nowata County, Oklahoma Leases

Glass Lease, and (9) Leases- Jackson Lease, Anna Lease, Kerrigan Lease, Everett Lease, Jameson Lease, Thomas Lease, Winchester Lease, Winchester II Lease, Roberts Lease, Roebuck Lease, Taylor Lease and Walker Lease (“Leases”)

Table of Contents	40

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

During the years from 2009 to 2013, the Company acquired oil, gas and minerals leases in Rogers County and Nowata County, Oklahoma (“Leases”) to explore and develop these properties. The Company paid for its pro-rata share (based on percentage ownership) of the expenses of operation and maintenance of the wells in addition to the same pro-rata share of any work-over operation required for the wells, such as service or replacement parts, as needed. As of December 31, 2014 and 2013, the Company has recorded $30,394 and $14,266 for its shares of lease operating expenses in these Leases. In addition, the Company has paid all of its obligations for the purchase of these Leases of $634,600 as of December 31, 2014 and 2013. The has Company evaluated its investment in these Leases and provided an impairment allowance of $551,602 and $123,778 as of December 31, 2014 and 2013, respectively.

Rogers County, Oklahoma - Phillips Lease

On June 27, 2009, the Company acquired from a third party Phillips Lease in Rogers County, Oklahoma for a consideration of $130,000 in exchange for 75% working interest (60.94% net revenue interest). Phillips Lease has seven (7) wells recompletion project which includes one (1) salt water injection well. The Phillips leasehold property contains approximately 150 acres and is located in an area surrounded by proven and long lasting production. The project, similar to the Glass project, is a re-completion project with plans to produce the Bartlesville formation. The Company agreed to pay its pro-rata share (based on percentage ownership) of the expenses of operation and maintenance of the wells in addition to the same pro-rata share of any work-over operation required for the wells, such as service or replacement parts, as needed. As of December 31, 2014 and 2013, the Company recorded $0 for its share of lease operating expenses in the Phillips Lease. In addition, the Company has paid all of its obligations of $130,000 under the Phillips Lease as of December 31, 2014 and 2013. The Company has evaluated its investment in the Phillips Lease and provided an impairment allowance of $112,998 and $0 as of December 31, 2014 and 2013, respectively. The Company has not performed oil and gas exploration on the Phillips Lease since April 2010.

On January 22, 2015, the Company entered into an agreement with a third party to assigns all of its rights and ownership interests in the Rogers County and Nowata County, Oklahoma Leases

for $100,000. The transaction closed on March 1, 2015 and the Company has received $90,000 of the sale price on March 3, 2015. The remaining balance of $10,000 will be received subject to completion of takeover of the Leases (see Note 15).

Chautauqua County, Kansas - B&W Ranch Lease, Charles & Nancy Smith Lease, Lloyd & Patricia Fields Lease (“Chautauqua Leases”)

From December 20, 2011 to November 2012, the Company entered into Assignments of oil and gas leases with third parties for an oil and gas properties in Kansas named “Chautauqua Leases”, whereby the assignors granted the rights to the Company to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The assignors agreed to transfer their rights, title, interest, and duties and obligations in Chautauqua Leases to the Company for a total consideration of $114,150. The Company has paid the total consideration as of December 31, 2012 and has not started any oil and gas exploration on Chautauqua Leases as of December 31, 2014.

Table of Contents	41

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

Chautauqua County, Kansas - Rinck Oil and Gas Lease

On March 7, 2013, the Company entered into an Assignment of Rinck Oil and Gas Lease with a third party to acquire an oil and gas property in Kansas named the “Rinck Lease”, whereby the assignor granted the rights to the Company to carry geographical and other exploratory work, including core drilling, and the drilling, mining and operating for, producing, and saving all of the oil and gas, including all associated hydrocarbons. The Rinck Lease consists of 553.4 acres of land in Chautauqua County, Kansas. The assignor agreed to transfer 100% of the assignor’s right, title and working interest in the Rinck Lease to the Company for a total consideration of $24,750. The Company’s net revenue interest in the Rinck Lease was calculated at 81.25% subject to the royalty of 18.75% payable to the landowners. The Company has paid the total consideration of $24,750 as of December 31, 2014 and 2013. The Company has not started any oil and gas exploration on the Rinck Lease as of December 31, 2014.

Wilson County, Kansas – Fredonia Prospect consisting of Farwell Lease, Puckett Lease and Farwell/Eagle Lease

On June 1, 2013, the Company entered into a Lease Purchase Agreement (“Agreement”) with two third parties to acquire all of their oil and gas lease interests in Fredonia Prospect which included Farwell Lease consisting of 636 acres, Puckett Lease consisting of 240 acres, and Farwell/Eagle Lease including lease amendment consisting of 178 acres, for a total purchase consideration of $325,000. The purchase price was allocated $251,208 to oil and gas properties and $73,792 to equipment. The purchase price was agreed to be paid to the third parties $205,000 in cash and the balance $120,000 in two promissory notes bearing 5% annual interest and payable in four (4) monthly installments commencing on July 15, 2013. The third parties assigned to the Company a one hundred percent (100%) working interest (85% net revenue interest) in and to the assets and oil and gas lease of the Farwell Lease and Farwell/Eagle Lease, and a one hundred percent (100%) working interest (87.5% net revenue interest) in and to the assets and oil and gas lease of the Puckett Lease. The Company has paid $205,000 cash and $120,000 towards the two promissory notes to the third parties for conveying their oil and gas interests in these leases as of December 31, 2014 and 2013. The Company has recorded $129,404 and $78,631 in revenues from sale of oil and gas on these leases as of December 31, 2014 and 2013, respectively.

Wilson County, Kansas - Volunteer & Landers Lease

On December 11, 2013, the Company completed the acquisition of Volunteer Lease which consisted of approximately 440 acres with 14 existing oil wells and 3 water injection wells, and Landers Lease which consisted of approximately 160 acres with 3 existing oil wells in Wilson County, Kansas.  The Company acquired the leases from a third party for an aggregate purchase price of $470,000 consisting of $100,000 cash and 1,480,000 shares of NWE’s restricted common stock. On August 31, 2014, the Company acquired the remaining 12.5% working interest from an entity owned by a director for $125,000. The Company paid $15,000 in cash and executed a promissory note for $110,000 due in August 2015 (See Note 8). On September 4, 2014, the Company executed a three party agreement where the Company sold Volunteer & Landers Leases to a third party Legend Oil & Gas Limited (“Legend”) and in exchange, the Company obtained a release of security interest against its assets and extinguishment of a Convertible Promissory Note in full settlement (See Note 8). As a result of the sale and extinguishment of debt, the Company recorded a loss of $128,168 as of December 31, 2014.

Table of Contents	42

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

Shackelford County, Texas – Moran Lease

On January 2, 2012, as part of the RTE acquisition, the Company acquired an assignment of Moran Lease for $20,000 of which $9,722 was recorded as investment in oil and gas properties and $10,278 in lease and well equipment. The Company has paid off the total consideration of $20,000 as of December 31, 2013. In addition, as part of the RTE acquisition, the Company acquired the rights and title to well equipment on oil and gas properties relating to Cottle #1 lease and Maxwell #1 lease in the amounts of $10,594 and $10,758. Management has conducted an impairment analysis on Moran lease and recorded an impairment expense of $9,722 on its investment in Moran Lease and $20,543, net of accumulated depreciation, on well equipment on Moran Lease as of December 31, 2013. The Company also recorded an additional impairment of $1,254 of accounts receivable and $5,225 of oil inventory on Moran Lease for a total impairment expense of $36,744 for the year ended December 31, 2013. The Company has not started any oil and gas exploration on the Moran Lease as of December 31, 2014.

Jones County, Texas - Sale of Swenson Lease, McLellan Lease and Reves Lease

On February 28, 2013, the Company sold its 100% working interest in 402 acres of oil and gas leases in the Swenson, McLellan and Reves Leases in Jones County, Texas (collectively referred to as these “Leases”), to a third party for a cash payment of $280,000. The Company’s leasehold costs in these Leases amounted to $33,023 and capitalized lease and uncompleted wells equipment, and facilities costs of these Leases were $63,406 as of February 28, 2013. In addition, the Company paid legal fees and commissions of $29,000 to third parties for brokering the sale, incurred lease operating expenses of $13,847 to get the Swenson Lease saleable, and paid $75,300 to Hatchett Energy for its 30% share in these Leases. The Company recorded a gain of $65,424 as a result of sale of these Leases in its consolidated financial statements as of December 31, 2013.

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

NOTE 6: MINERAL PROPERTY

The Company’s aggregate capitalized costs related to mineral property consist of the following:

Unproved Mineral Property:

		December 31,	December 31
Name of Property	Type	2014	2013

Wellsboro Lease	Gravel	$103,530	$103,530
		103,530	103,530
Less: Accumulated depletion		—	—
		103,530	103,530
Less: Amortization		(103,530)	(65,387)
		$—	$38,143

Table of Contents	43

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

Wellsboro Lease, Tioga County, Pennsylvania

On June 29, 2009, the Company negotiated to acquire a land lease near Middlebury Township in Tioga County, Pennsylvania. The Company acquired an 87.5% net revenue interest in any minerals and an 85% net revenue interest in any gas. The total consideration paid for this acquisition was $103,530 of which $45,000 was paid in cash and the remaining $58,530 was paid by issuance of the Company’s 300,000 shares of common stock and 300,000 warrants at an exercise price of $0.50 per share, both stock and warrants valued at a total of $58,530. This property of approximately 23 acres is located on a glacial aged kame terrace. The terrace sands, gravels and finer sediments were deposited in response to blockage by glacial ice. The potential usable deposit conceivably may be significantly larger. The lease term of Wellsboro Lease expired on July 31, 2014. Since there was no production of minerals for the years ended December 31, 2014 and 2013, no depletion expense relating to mineral properties has been recorded for such respective years. The Company amortized the lease acquisition cost and recorded amortization expense of $38,143 and 65,387 for the years ended December 31, 2014 and 2013, respectively. The amortization expense is included in depreciation, depletion and amortization expenses in the consolidated financial statements for the year ended December 31, 2014 and 2013. The Company has not started any gravel exploration on Wellsboro Lease as of December 31, 2014.

NOTE 7: NOTES PAYABLE

Notes payable consist of:

	December 31,	December 31,
	2014	2013
Note payable to a third party, unsecured, bearing interest at 5% per annum, due on September 30, 2015, is subordinated in right of payment to the prior payment in full of all bank rediscount line of credit or loan	$73,750	$73,750
Stockholder note payable, secured, bearing interest at 10% per annum, due on October 31, 2015, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	1,500,000	1,500,000
Note payable to a entity owned by a director, secured, bearing interest at 5% per annum, due on August 31, 2015	110,000	—
	1,683,750	1,573,750
Notes payable - current portion	1,683,750	—
Notes payable – long-term portion	—	1,573,750
Less: Unamortized discount	(511,139)	(782,310)
Notes Payable , net of unamortized discount	$1,172,611	$791,440

On May 21, 2013, the Company received $300,000 from a stockholder on a promissory note, unsecured, bearing interest at 10% per annum, due on December 31, 2013. On November 5, 2013, the stockholder advanced $1,200,000 to the Company and combined the two promissory notes into one note of $1,500,000, secured by all assets and entities acquired by the Company with the proceeds of the debenture, bearing interest rate of 10% per annum, due on October 15, 2015. The stockholder was also issued warrants to purchase 7,500,000 common shares exercisable for three (3) years at $0.25 per share. The Company is in default of making note payments as of December 31, 2014. The transaction was treated as a debt extinguishment and the warrants were recorded as a debt discount and additional paid in capital at their relative fair value of $813,513, amortization was $271,171 and $31,203 for the year ended December 31, 2014 and 2013, respectively.

Table of Contents	44

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

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

On August 31, 2014, the Company acquired the remaining 12.5% working interest in Volunteer & Landers Lease located in Wilson County, Kansas, from an entity owned by a director for $125,000 (See Note 5). The Company paid $15,000 in cash and executed a promissory note for $110,000 due in August 2015.

The Company recorded interest expense of $218,235 and $33,057 related to notes payable for the years ended December 31, 2014 and 2013, respectively.

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of:

	December 31,	December 31,
	2014	2013
Note payable to a third party, bearing one-time interest of 12%, one year term, due on June 5, 2014 (Convertible Note 2)	$—	$38,771
Note payable to a third party, bearing one-time interest of 12%, one year term, due on September 26, 2014 (Convertible Note 3)	—	55,555
Note payable to a third party, bearing interest of 8% per annum, due February 1, 2015 (Convertible Note 4)	—	1,232,000
Convertible notes payable	—	1,326,326
Less: debt discount	—	(1,174,120)
Convertible notes payable, net	—	152,206
Less: current portion	—	(21,792)
Convertible notes payable, non-current	$—	$130,414

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

Table of Contents	45

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

In connection with the issuance of the Note 2, the Company recorded a loan discount related to the OID in the amount of $8,333 which will be amortized to interest expense over the term of the Draw. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $75,000 which will be amortized to interest expense over the term of the Draw and an initial change in fair value of $42,591 for a total initial embedded conversion option liability of $117,591. Furthermore, on December 5, 2013 and December 19, 2013, the Company converted $22,425 and $22,137 of the debt by issuance of 200,000 shares and 250,000 shares, respectively, of its common stock valued at $0.112125 per share and $0.08855 per share (See Note 11). On January 16, 2014 and February 11, 2014, the Company converted $24,948 and $23,823 of the debt by issuance of 240,000 shares and 220,582 shares, respectively, of its common stock valued at $0.10395 per share and $0.10800 per share (See Note 11). The Note 2 was converted in full and $19,802 of embedded conversion option liability was reclassified to equity. For the year ended December 31, 2014 and 2013, the Company has recognized interest expense of $13,643 and $4,691 related to the amortization of the OID and $27,984 and $43,773 related to the amortization of the embedded conversion option liability discount as it related to this Note 2.

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

In connection with the issuance of the Note 3, the Company recorded a loan discount related to the OID in the amount of $5,555 which will be amortized to interest expense over the term of the Draw. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the Draw and an initial change in fair value of $17,511 for a total initial embedded conversion option liability of $67,511. On March 27, 2014, the Company converted $22,950 of the debt by issuance of 200,000 shares of its common stock valued at $0.1215 per share. On April 14, 2014, the Company converted $19,440 of the debt by issuance of 160,000 shares of its common stock valued at $0.1215 per share. On October 16, 2014, the Company converted the remaining outstanding debt $19,832 by issuance of 485,638 shares of common stock valued at $0.0408 per share (See Note 11).

Based on the conversion amounts an aggregate $161,698 was reclassified from the embedded conversion option liability to additional paid in capital for Note 3 and Note 4. For the year ended December 31, 2014 and 2013, the Company recognized interest expense of $4,094 and $1,461 related to the amortization of the OID and $36,849 and $13,151 related to the amortization of the embedded conversion option liability discount as it related to Note 3.

Convertible Note 4

On November 6, 2013, the Company entered into a Definitive Agreement (the "Securities Agreement") for a private offering with an Investor for the sale of the Company’s securities (debt and warrants) for $1,232,000. The offering closed on November 15, 2013 (“funding date”).

Table of Contents	46

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

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

Table of Contents	47

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

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

On September 4, 2014, the Investor assigned all rights evidenced by the Securities Purchase Agreement, 8% Original Issue Discount Senior Secured Convertible Debenture issued by the Company to Legend Oil & Gas Ltd. pursuant to a Loan Release Agreement. In addition, the Investor waived all the obligations and restrictions on the Company as set forth the agreements and authorizing the Company to file termination of secured financing statements as required under the Security Purchase Agreement. On September 4, 2014, pursuant to the Loan Release Agreement, in exchange for the transfer and assignment of all of the Company’s right, title and interest in Volunteer and Lander Lease to Legend, Legend shall release and forgive the remaining balance owed on the debenture in the amount of $924,000 owed by the Company to the Investor. The investor was allowed to retain the 1,500,000 warrants as part of the settlement negotiations. As a result, the Company recorded $128,168 as a loss on sale of Volunteer and Lander Leases to Legend in settlement of its convertible promissory note to the investor as of December 31, 2014.

For the years ended December 31, 2014 and 2013, the Company has recorded interest expense of $66,808 and $66,691 related to Note 2, Note 3 and Note 4, respectively, and $503,589 and $427,484 related to the amortization of other discounts of Note 2, Note 3 and Note 4, respectively.

NOTE 9: RELATED PARTY TRANSACTIONS AND BALANCES

At December 31, 2014 and 2013, net advances made to the Company by the Chief Executive Officer (“Officer”) for its working capital requirements amounted to $100 and $1,922, respectively. Amounts due to the Officer are unsecured, non-interest bearing and due on demand without specific repayment terms.

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

On June 1, 2013, the Company entered into a business consulting and marketing agreement with its non-executive director for a twelve month period at the rate of $2,500 per month. The agreement terminated on May 31, 2014 and the non-executive director continued to provide services to the Company for adhoc fees. The Company recorded an expense of $57,500 and $17,500 as consulting fees for the years ended December 31, 2014 and 2013.

Table of Contents	48

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

On July 1, 2014, the Company entered into a business advisory and consulting agreement for a twelve months term, with a management company related to the Chief Executive Officer. The Company agreed to pay $5,000 monthly cash payment and issued 400,000 shares of its common stock valued at $56,000. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period. The Company recorded consulting expense of $28,000 for stock issuance and $30,000 for cash payments for the year ended December 31, 2014. Two cash payments of $5,000 each remain payable as of December 31, 2014.

The Company engages an entity owned by a director of the Company to be the operator on its oil and gas lease properties in Wilson County, Kansas. The Company has recorded an expense paid to the operator $737,156 and $368,007 for lease operating expenses and administration for these oil and gas leases for the years ended December 31, 2014 and 2013, respectively.

On August 31, 2014, the Company acquired the remaining 12.5% working interest in Volunteer and Lander Leases in Wilson County, Kansas, from an entity owned by a director for $125,000. The Company paid $15,000 in cash and executed a promissory note for $110,000 (See Note 7).

The Company recorded director fee expense of $48,000 and $43,200 for the years ended December 31, 2014 and 2013 of which $44,000 remains payable as of December 31, 2014.

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

Table of Contents	49

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

On November 12, 2013, a complaint was filed in the District Court of Taylor County, Texas, captioned Brent and Brook Hatchett (“Hatchetts”) v. New Western Energy Corporation, Case No. 25,863-B. The complaint asserts breach of contract on the part of the Company relating to a Plan and Agreement of Reorganization (the “Contract”) wherein the Company acquired all of the issued and outstanding capital stock of Royal Texas Energy Co. from the Hatchetts. The Hatchetts were seeking the remaining consideration payable to them for the acquisition by New Western Energy Corporation of RTE in addition to general damages. Of the total 1,000,000 common shares to be paid as consideration to the owners of RTE, 400,000 shares have been issued and 600,000 common shares have been issued but not distributed to Hatchetts by the Company (See Note 13).

On January 22, 2014, the Company filed an answer denying any wrongdoing and filed a counterclaim against the Hatchetts, alleging fraudulent inducement and misrepresentations by the Hatchetts in addition to breach of contract and fiduciary duty. The Company is seeking among other things, damages from the Hatchetts, including exemplary damages, court costs and reasonable and necessary attorney’s fees. The Company believes that the Hatchetts’ claims are baseless and is vigorously defending accordingly. The Company has recorded an impairment expense relating to this matter of $36,744 in 2013.

The Company is not a party to any other legal proceedings.

On February 10, 2015, the Company entered into a Settlement Agreement and Mutual Release of Claims (the “Agreement”) with Brent and Brook Hatchett in full settlement of all legal actions and disputes between the parties, including the dismissal with prejudice of the pending lawsuit in Texas. In accordance with the settlement, on March 4, 2015, the Company cancelled 600,000 shares of previously issued but not distributed shares and returning it to authorized but unissued status, thus reducing the Company’s current number of shares outstanding by 600,000 shares. The Company has not issued and distributed to Hatchetts the remaining 100,000 shares of common stock as of the date of this report.

NOTE 11: STOCKHOLDERS' EQUITY

The Company’s capitalization at December 31, 2014 was 250,000,000 authorized common shares and 5,000,000 authorized preferred shares, both with a par value of $0.0001 per share.

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

Table of Contents	50

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

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

Table of Contents	51

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

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

On October 16, 2014, the Company converted $19,832 of its convertible debt (Convertible Note 3 – See Note 8) by issuance of 485,638 shares of its common stock valued at $0.0408 per share (See Note 8).

On December 15, 2014, the Company entered into an agreement with a consultant for a three months period providing business advisory and consulting services to the Company’s management. The Company issued 200,000 shares of its common stock valued at $16,000. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period.

On December 19, 2014, the Company entered into an Operating Agreement with NWE/Forward Energy LLC to explore, develop, drill and market oil and natural gas in Central Montana. As an inducement to enter into an agreement, the Company issued 1,000,000 shares of its common stock to Forward Energy LLC valued at $60,000. The common shares issued are valued at the closing price of stock on the effective date of the Operating Agreement.

Table of Contents	52

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

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

The Company has sold 127,000 Units and raised $635,000 as of December 31, 2014. The Company has issued 254,000 Series A 7% convertible Preferred Shares, par value $0.0001 per share, and warrants to purchase 2,540,000 shares of common shares at an exercise price of $0.30 per share as of December 31, 2014.

On September 25, 2014, the Company offered to sell pursuant to a private placement, under a Regulation S offering to non-US investors only, 400,000 Units to raise $2,000,000. The minimum investment in this offering is for 5,000 Units for $25,000. Each Unit consists of one (1) share of Series B 7% Convertible Preferred Stock, par value $0.0001 per share and one (1) redeemable Class G Warrant of the Company to purchase twenty-five (25) shares of common stock. Each share of Series B Preferred Stock pays a 7% annual dividend for the first year ending March September 30, 2015 and thereafter, a 10% dividend payable, at the option of the Company, in cash or in the Company’s common stock. Each Class G Warrant entitles the holder thereof to purchase, at any time until the expiration date of September 30, 2017, twenty-five (25) shares of Common Stock at an exercise price of $0.20 per share, subject to adjustment. The Class G Warrants are redeemable by the Company, at a redemption price of $0.05 per Warrant, upon at least 30 days’ prior written notice, commencing six months after the date of this private placement, if the average of the closing bid price of the Common Stock, as reported on the Over-The-Counter or other exchange, shall equal or exceed $1.00 per share (subject to adjustment) for ten (10) consecutive business days prior to the notice of redemption. The Units are being offered on a “best effort basis” by the Company through its officers and directors and selected finders and broker/dealers.

The Company has sold 40,100 Units and raised $200,500 as of December 31, 2014. The Company has issued 40,100 Series B 7% convertible Preferred Shares, par value $0.0001 per share, and warrants to purchase 1,002,500 shares of common shares at an exercise price of $0.20 per share as of December 31, 2014.

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

Table of Contents	53

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

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

Table of Contents	54

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

A summary of the Company’s stock options activity during the years ended December 31, 2014 and 2013 is presented below:

2012 Stock Incentive Plan
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2012	1,200,000	$0.60	2.83	—
Granted	1,200,000	0.20	—	—
Exercised	—		—	—
Forfeited/Cancelled	(1,200,000)	0.60	—	—
Expired	—		—	—
Balance Outstanding, December 31, 2013	1,200,000	$0.20	2.67	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2014	1,200,000	$0.20	1.67	—

Exercisable, December 31, 2014	1,200,000	$0.20	1.67	—

2013 Long-Term Incentive Plan
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2012	—	—	—	—
Granted	1,800,000	$0.20	3.00	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2013	1,800,000	$0.20	2.75	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2014	1,800,000	$0.20	1.75	—

Exercisable, December 31, 2014	1,800,000	$0.20	1.75	—

Table of Contents	55

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

Warrants

A summary of the Company’s warrant activity during the years ended December 31, 2014 and 2013 is presented below:

Warrant D
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2012	—	$—	—	—
Granted	395,000	1.25	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2013	395,000	$1.25	1	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(395,000)	—	—	—
Balance Outstanding, December 31, 2014	—	$—	—	—

Exercisable, December 31, 2014	—	$—	—	—

The Company issued Class D warrants in connection with the sale of 395,000 units pursuant to a private placement.

Warrant E
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2012	—	$—	—	—
Granted	7,500,000	0.25	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2013	7,500,000	0.25	2.87	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2014	7,500,000	$0.25	1.87	—

Exercisable, December 31, 2014	7,500,000	$0.25	1.87	—

The Company granted to a stockholder warrants to purchase 7,500,000 shares of its common stock upon issuance of a $1,500,000 note payable (See Note 7).

Table of Contents	56

 NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

Warrant F
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2012	—	$—	—	—
Granted	6,383,420	0.2316	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2013	6,383,420	0.2316	2.87	—
Granted	2,540,000	0.30	1.98	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2014	8,923,420	$1.98	1.98	—

Exercisable, December 31, 2014	8,923,420	$1.98	1.98	—

The Company granted to a third party warrants to purchase 6,383,420 shares of its common stock upon issuance of a $1,232,000 convertible promissory note (see Note 8).

Warrant G
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2013	—	$—	—	—
Granted	1,002,500	0.20	2.75	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2014	1,002,500	$0.20	2.75	—

Exercisable, December 31, 2014	1,002,500	$0.20	2.75	—

As a result of all stock, options and warrant issuances as of December 31, 2014, the Company had 76,492,086 shares of common stock issued and outstanding, 254,000 Series A Preferred Stock convertible into 2,540,000 shares of common stock, 40,100 Series B Preferred Stock convertible into 1,002,500 shares of common stock, 3,000,000 stock options for conversion into common stock, and 7,500,000 Class E and 6,383,420 Class F and 1,002,500 Class G Warrants for conversion into common stock.

Table of Contents	57

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

NOTE 12: INCOME TAXES

Income tax expense for the years ended December 31, 2014 and 2013 is summarized as follows:

	December 31, 2014	December 31, 2013
Current:
Federal	$—	$—
State	1,775	800
Deferred taxes	—	—
Income tax expense (benefit)	$1,775	$800

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% to the income taxes reflected in the Statements of Operations:

	December 31, 2014	December 31, 2013
Tax expense at statutory rate - federal	(34.00%)	(34.00%)
State tax expense, net of federal benefit	(5.94%)	(5.94%)
Goodwill impairment	—	—
Officer compensation forgiven	—	—
Other	—	—
Valuation allowance	39.94%	39.94%
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carry forward	$3,405,172	$1,750,097
Stock option expense	—	237,951
Asset impairments	—	14,676
Total gross deferred tax assets	3,405,172	2,002,724
Less - valuation allowance	(3,405,172)	(2,002,724)
Net deferred tax assets	$—	$—

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

Table of Contents	58

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

At December 31, 2014, the Company had net operating loss carry-forwards of approximately $8,525,719 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2034. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance during the years ended December 31, 2014 and 2013 was an increase of $1,402,448 and $1,080,558, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2014, tax years 2012, 2013 and 2014 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

NOTE 13: ACQUISITION OF MAJORITY CONTROLLED ENTITY

On December 19, 2014, the Company executed an Operating Agreement (the “Agreement”) and obtained majority control in a newly formed subsidiary jointly owned with Forward Energy LLC (“Forward”) of Montana and named NWE Forward Energy LLC (the “LLC”). The managing member of the LLC is New Western Montana Oil & Gas Corporation (“New Western Montana”), an entity wholly-owned by the Company. New Western Montana owns 51% of the membership interest in the LLC and 50% of the voting rights in the LLC, and Forward owns 49% of the membership interest in the LLC and 50% of the voting rights in the LLC. The New Western Energy subsidiary will include all rights, title and interest in and to Forward Energy LLC's current and future oil and gas wells, leases, and designated completion equipment license and perpetuity rights. The Agreement requires New Western Montana to make an initial capital contribution of $1,500,000 by April 30, 2015 for its share of membership interest in LLC, and Forward to assign certain oil, gas and mineral leases, equipment and machinery in Montana for its share of membership interest in the LLC. Neither party has made any contributions in the LLC as of December 31, 2014. The LLC had no assets, no liabilities and no operations as of December 31, 2014.

NOTE 14: CONCENTRATIONS

Concentration of Operators

As of December 31, 2014, the Company uses two operators for the leased properties for which the Company has current activities. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of December 31, 2014.

Concentration of Customer

The Company sells its oil product to one customer and gas product to a separate customer.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2014. The Company’s bank balances did not exceed FDIC insured amounts as of December 31, 2014.

Table of Contents	59

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

NOTE 15: SUBSEQUENT EVENTS

On January 22, 2015, the Company entered into an agreement with a third party to assigns all of its rights and ownership interests in Rogers County and Nowata County leases in Oklahoma (See Note 5) for $100,000. The transaction closed on March 1, 2015 and the Company has received $90,000 of the sale price on March 3, 2015. The remaining balance of $10,000 will be received subject to completion of takeover of the leases.

 On February 10, 2015, the Company entered into a Settlement Agreement and Mutual Release of Claims with Brent and Brook Hatchett in full settlement of all legal actions and disputes between the parties, including the dismissal with prejudice of the pending lawsuit in Texas. In accordance with the settlement, the Company is cancelling a net 500,000 shares of its issued and outstanding common stock and returning it to authorized but unissued status, thus reducing the Company’s current number of shares outstanding by 500,000 shares.

On February 24, 2015, the Company signed a Securities Purchase Agreement (the "Agreement") with Fodere Titanium Limited, a U.K based company ("Fodere") that holds the exclusive worldwide rights to extraction technologies designed in conjunction with a prominent English university that allow for the zero waste recovery of high-grade titanium dioxide (TiO2), high-purity vanadium (V), high carbon steel and other high-value elements from either tailings stockpiles or direct mineral deposits. The Agreement sets forth the principal terms of the transaction regarding the sale to Fodere of 5,000,000 shares of common stock of NWE, plus a 49% interest in the Company’s wholly-owned subsidiary, New Western Mineral Extraction, Inc., a Nevada corporation, in exchange for (a) the grant by Fodere of an exclusive license to a patent for the extraction of minerals from tailings in the United States and (b) a 10% interest in the revenues from the exploitation of the patent worldwide by Fodere, other than the United States.

Pursuant to the September 25, 2014 private placement offering to sell preferred stock Series B under a Regulation S offering to non-US investors only, the Company sold 57,400 units and received $287,000 since January 1, 2015 to the date of this report.

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with ASC 932–235-50, Extractive Activities - Oil and Gas.

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31,	December 31,
	2014	2013
Unproved oil and gas properties	$1,164,430	$1,599,430
Uncompleted wells, equipment and facilities	—	—
Well equipment and facilities	242,587	212,692
Less: Accumulated depletion and well equipment depreciation	(61,316)	(38,815)
	1,345,701	1,773,307
Less: Impairment allowance	(919,603)	(140,197)
Net capitalized costs	$426,098	$1,633,110

Table of Contents	60

NEW WESTERN ENERGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2014 and 2013

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities, all in the United States (both capitalized and charged to expense) for the years ended December 31, 2014 and 2013 as follows:

	December 31,	December 31,
	2014	2013
Acquisition (Return to Lessor) of unproved properties	$(435,000)	$608,436
Acquisition of proved properties	—	—
Development costs	—	—
Exploration costs	$485,108	$270,914

Results of Operations for Oil and Gas Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities, all in the United States, for the years ended December 31, 2014 and 2013

	December 31,	December 31.
	2014	2013
Revenues, net of royalties	$347,575	$115,204
Production costs	(538,774)	(366,600)
Depreciation	(39,368)	(28,772)
Exploration costs	(485,108)	(270,914)
Impairment of leases	(817,548)	(108,929)
Income tax expense	(1,775)	(800)
Results of operations from producing activities (excluding corporate overhead and interest costs)	$(1,534,998)	$(660,811)

Table of Contents	61

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2014 were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2014.

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

Table of Contents	62

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2014. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Table of Contents	63

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

Name	Age	Position	Year Appointed
Javan Khazali	51	President, Chief Executive officer and Director	2008
Haris Baha	50	Chief Financial Officer, Secretary and Director	2009
Christopher Dimond	49	Director	2013
Terry L. Carroll	68	Director	2012

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

Table of Contents	64

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

Board Committees

Table of Contents	65

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

Table of Contents	66

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

Item 11. Executive Compensation

The following table sets forth the compensation of our Chief Executive Officer during the last three fiscal years ended December 31, 2014 and 2013. No other officer or director received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($) (1)	Non Equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (2)	Total ($)
Javan Khazali	2014	$240,000	$50,000	$-	$-	$-	$-	$6,000	$296,000
President, CEO	2013	$120,000	$20,000	$-	$88,311	$-	$-	$8,000	$236,311

(1)	The amounts reported in the Option Awards column represent the grant date fair value of such awards, including modifications of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 11 to the Notes to Consolidated Financial Statements in this Report regarding the assumptions underlying the valuation of equity awards.
(2)	Director’s fee paid for attending board meetings.

Table of Contents	67

We entered into an Employment Agreement with Mr. Khazali on January 1, 2014. As our business progresses and grows, we expect to begin paying salaries to our other officer(s). Over the year we have hired part-time employees and have retained consultants who were paid compensation and consulting fees.

Employment Agreement

On January 1, 2014, the Company entered into an employment agreement with Mr. Khazali to continue to serve as its President and Chief Executive officer. The employment agreement terminates on December 31, 2018, subject to automatic renewal for successive one-year terms. Mr. Khazali’s received a signing bonus of $50,000 and an annual base salary of $240,000 with a 5% annual increase in each subsequent year. Salary may be adjusted upward at the discretion of the Company’s Board, based upon Mr. Khazali’s performance and the Company’s financial circumstances including, but not limited to, the earnings per share. Mr. Khazali shall be entitled to participate in the Company’s employee compensation and other benefit programs, in addition to reimbursement for his documented reasonable expenses incurred in connection with the fulfillment of his duties. We may terminate Mr. Khazali’s employment with or without cause. If Mr. Khazali’s employment is terminated without cause or due to a change of control, then he is entitled to a severance payment of up to three times his then current salary depending on when he is terminated. During 2014 and 2013, Mr. Khazali earned compensation of $290,000 and $140,000, respectively.

Director's compensation

Our directors are paid $1,000 per month and reimbursement of reasonable travel costs for attending board meetings.

Stock Option Plan

Table of Contents	68

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding option awards held by our officers and directors for the fiscal year ended December 31, 2014:

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

Table of Contents	69

On October 1, 2012, the Board granted vested stock options under its 2012 Plan, to each of the four directors of the Company and to two consultants for past services, to purchase up to 200,000 shares of common stock for a total of 1,200,000 shares of common stock, with a three years term. The exercise price of the stock options to purchase common stock was $0.60 per share, which was the quoted market price of the Company stock on the grant date. The option to purchase common stock expires on October 1, 2015. On August 1, 2013, the Board authorized to modify the grant price of options granted to purchase 1,200,000 shares of common stock from $0.60 per share to $0.20 per share and extend the expiration to expire on August 31, 2016. The Company recorded as of December 31, 2013, an expense of $42,412 as compensation expense for modifying the grant price of options and extending the expiration date.

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

The following table sets forth certain information concerning compensation paid to our non-officer directors for services as directors for the year ended December 31, 2014:

Name	Fees earned or paid in cash ($)		Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-Qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Christopher Dimond	$12,000	(1)	$—	$—	$—	$—	$82,500	(2)(3)	$94,500
Terry L. Carroll	$12,000	(1)	$—	$—	$—	$—	$—		$12,000

(1)	Director fee at the rate of $1,000 for attending director meetings.
(2)	Bonus of $25,000 paid for arranging financing for the Company.
(3)	Consulting fees of $57,500 paid for the year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of April 14, 2015 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock outstanding for our directors and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Table of Contents	70

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of April 14, 2015. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 75,642,086 shares of Common Stock outstanding at April 14, 2014.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common Stock
Javan Khazali	38,800,000	51.29%
Haris Baha	1,000,000	1.32%
Christopher Dimond	200,000	*
Terry L. Carroll	200,000	*
Officers and Directors (4 persons)	40,200,000	52.61%

* Less than 1%

(1)	The address for each person listed on the table is c/o New Western Energy Corporation, 1140 Spectrum, Irvine, CA 92618.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

On June 1, 2013, the Company entered into a Business Consulting Agreement (the “Agreement”) with Christopher Dimond, a director of the Company for a twelve months term. Under the Agreement, Mr. Dimond received $2,500 per month. The Agreement terminated on May 31, 2014. Mr. Dimond is retained to provide services without a written agreement. The Company paid to Mr. Dimond $57,500 in consulting fees for the year ended December 31, 2014.

The Company has a consulting agreement and a letter agreement for development and operating of certain of its oil and gas properties with Carroll Energy, LLC (“Carroll Energy”), an entity principally owned by Terry Carroll, a director of the Company. In addition, New Western Gas Corporation, a wholly-owned subsidiary of the Company and 2013 NWE Drilling Program 1 LP of which the Company owns 51% ownership interest, has a letter agreement for development and operator of certain of its oil and gas properties with Carroll Energy, an entity principally owned by Terry Carroll, a director of the Company. Under these agreements, the Company paid Carroll Energy $592,156 for lease development and operating fees, $20,000 for purchase of pipe inventory and $125,000 for purchase of equity interest in Fredonia Prospect in Wilson County, Kansas, for the year ended December 31, 2014.

Director Independence

None of our directors qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASDAQ Rule 4200(15).

Item 14. Principal Accountant Fees and Services.

During 2014 and 2013, Salberg & Company, P.A., the Company’s independent auditors has billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2014, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2014.

Table of Contents	71

	Year Ended December 31,	Year Ended December 31,
	2014	2013
Audit Fees	$41,000	$39,300
Audit Related Fees	2,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$43,000	$39,300

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Salberg & Company, P.A. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Salberg & Company, P.A.’s independence as our auditors.

Table of Contents	72

PART IV

Item 15. Exhibits; Financial Statement Schedules

Exhibit No.	Description
3.1 ††	Articles of Incorporation.
3.2†	Bylaws.
4.1†	Form of Stock Certificate
10.1 ††	Joint Venture Contract re: Glass Oil Lease dated May 21, 2009.
10.1.1 †††	Assignment of Contract re: Glass Oil Lease dated September 1, 2009
10.2†	Joint Venture Contract re: Phillips Oil Lease dated June 27, 2009.
10.3†	Mineral Lease re: Middlebury property dated July 1, 2009.
10.4†	Joint Venture Contract re: Doshier Oil Lease dated October 8, 2009.
10.5†	Venture Agreement re: Texas Oil lease dated January 27, 2011.
10.6†	Employment Agreement between the Company and Javan Khazali dated April 1, 2011.
10.7††††	Employment Agreement between the Company and Javan Khazali dated January 1, 2014.
21†	Subsidiaries of the Registrant.
31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

†   Filed as exhibits to Registration Statement on Form 10 filed April 11, 2011, and incorporated herein by reference.

†† Filed as exhibits to Amendment No.1 to Registration Statement filed June 16, 2011, and incorporated herein by reference.

†††  Filed as exhibits to Amendment No.2 to Registration Statement filed August 22, 2011, and incorporated herein by reference.

†††† Filed as exhibits to Amendment No.1 to Form 10-K filed On September 26, 2014, and incorporated herein by reference.

Table of Contents	73

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15 day of April, 2015.

NEW WESTERN ENERGY CORPORATION

By:	/s/ Javan Khazali
Javan Khazali, President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Javan Khazali	Dated: April 15, 2015
Javan Khazali
President (Principal Executive Officer) and Director

/s/ Haris Baha	Dated: April 15, 2015
Haris Baha
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Director

/s/ Christopher Dimond	Dated: April 15, 2015
Christopher Dimond
Director

/s/ Terry L. Carroll	Dated: April 15, 2015
Terry L. Carroll
Director

Table of Contents	74

EXHIBIT INDEX

Exhibit No.	Description
3.1 ††	Articles of Incorporation.
3.2†	Bylaws.
4.1†	Form of Stock Certificate
10.1 ††	Joint Venture Contract re: Glass Oil Lease dated May 21, 2009.
10.1.1 †††	Assignment of Contract re: Glass Oil Lease dated September 1, 2009
10.2†	Joint Venture Contract re: Phillips Oil Lease dated June 27, 2009.
10.3†	Mineral Lease re: Middlebury property dated July 1, 2009.
10.4†	Joint Venture Contract re: Doshier Oil Lease dated October 8, 2009.
10.5†	Venture Agreement re: Texas Oil lease dated January 27, 2011.
10.6†	Employment Agreement between the Company and Javan Khazali dated April 1, 2011.
10.7††††	Employment Agreement between the Company and Javan Khazali dated January 1, 2014.
21†	Subsidiaries of the Registrant.
31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

†   Filed as exhibits to Registration Statement on Form 10 filed April 11, 2011, and incorporated herein by reference.

†† Filed as exhibits to Amendment No. 1 to Registration Statement filed June 16, 2011, and incorporated herein by reference.

†††  Filed as exhibits to Amendment No. 2 to Registration Statement filed August 22, 2011, and incorporated herein by reference.

†††† Filed as exhibits to Amendment No.1 to Form 10-K filed On September 26, 2014, and incorporated herein by reference.

Table of Contents	75