Form 10-K/A
period 2014-12-31
New Western Energy Corp
filed 2015-04-17
CIK 1479488

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

Number of shares outstanding of each of the registrant’s common stock as of April 14, 2015: Common Stock: 75,642,086 shares.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See Rule 12b-2 of the Exchange Act for definition of “large accelerated filer, accelerated filer and smaller reporting company” (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[x]

Documents Incorporated By Reference: None

 EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-K for the Year-Ended December 31, 2014 (the “Original 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015, is solely for the following reasons:

1. To furnish Exhibit 101 to the Original 10-K which provides the consolidated financial statements and related notes from the Original 10-K formatted in XBRL (eXtensible Business Reporting Language) in accordance with Rule 405 of Regulation S-T.

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

This Amendment should be read in conjunction with the Company’s filings with the Commission made subsequent to April 15, 2015, the date of the original filing of the Original 10-K.

TABLE OF CONTENTS

		Page
PART IV
Item 15.	Exhibits; Financial Statement Schedules	3
SIGNATURES		3

 PART IV

Item 15. Exhibits; Financial Statement Schedules

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	13a-14(a) Certification of Chief Executive Officer
31.2	13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer

101.INS	XBRL Instance Document. (1)
101.SCH	XBRL Taxonomy Extension Schema Document. (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1

(1) Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16 day of April, 16, 2015

NEW WESTERN ENERGY CORPORATION

By:	/s/ Javan Khazali
Javan Khazali, President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Javan Khazali	Dated: April 16, 2015
Javan Khazali
President (Principal Executive Officer) and Director

/s/ Haris Baha	Dated: April 16, 2015
Haris Baha
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Director

/s/ Christopher Dimond	Dated: April 16, 2015
Christopher Dimond
Director

/s/ Terry L. Carroll	Dated: April 16, 2015
Terry L. Carroll
Director