Form 10-Q
period 2015-03-31
New Western Energy Corp
filed 2015-05-15
CIK 1479488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at May 14, 2015 was 75,742,086.

TABLE OF CONTENTS

  Page No.

PART I.

Item 1. Financial Statements.

Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014

Consolidated Statements of Operations for the Three Months ended March 31, 2015 and 2014 (Unaudited)

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014 (Unaudited)

Condensed Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Item 4. Controls and Procedures

PART II.

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Mine Safety Disclosures.

Item 5. Other Information.

Item 6. Exhibits.

SIGNATURES

EXHIBIT INDEX

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

PART I.

Item 1.  Financial Statements.

New Western Energy Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$53,107	$11,000
Accounts receivable	37,743	25,389
Inventory	20,000	23,464
Notes receivable, net	45,000	65,000
Prepaid expenses and other assets	33,401	86,025
Total current assets	189,251	210,878
Property and equipment, net	48,845	210,752
Oil and gas properties, net	266,743	248,827
Deferred debt issuance cost, net	18,118	25,702
Other assets	1,930	1,930
Total Assets	$524,887	$698,089

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities
Accounts payable	$58,047	$71,298
Accrued expenses	181,118	139,651
Accrued interest payable	179,027	143,397
Note payable, current portion, net of discount of $444,275 at March 31, 2015 and $511,139 at December 31, 2014	1,245,725	1,172,611
Warrant liability	356,587	291,003
Payable to related party	3,100	100
Total current liabilities	2,023,604	1,818,060

Accrued assets retirement obligation	4,500	4,000
Total long term liabilities	4,500	4,000
Total Liabilities	2,028,104	1,822,060

Commitments and contingencies (Note 8)

Equity (Deficit)
New Western Energy Corporation and Subsidiaries Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 351,500 shares and 294,100 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	35	29
Common stock, issued and to be issued $0.0001 par value, 250,000,000 shares authorized, 75,742,086 shares and 76,242,086 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	7,574	7,625
Additional paid in capital	7,392,243	7,130,199
Accumulated deficit	(9,110,064)	(8,525,719)
Total New Western Energy Corporation and Subsidiaries Stockholders' Equity (Deficit)	(1,710,212)	(1,387,866)
Noncontrolling interest in consolidated subsidiary	206,995	263,895
Total Stockholders' Equity (Deficit)	(1,503,217)	(1,123,971)
Total Liabilities and Stockholders' Equity	$524,887	$698,089

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	2

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	For the three months ended March 31,
	2015	2014
Revenues
Oil and gas sales	$44,526	$71,388

Operating expenses
Depreciation, depletion and amortization	4,154	28,159
General and administrative	430,444	679,896
Impairment expense	9,952	—
Loss on sale of oil leases	33,886	—
Oil and gas production	48,071	277,487
Total operating expenses	526,507	985,542

Loss from operations	(481,981)	(914,154)

Other income (expenses)
Interest expense	(115,019)	(712,627)
Gain on settlement of debt	28,690	—
Change in fair value of embedded conversion option and warrant liability	(65,584)	231,604
Other income	10,000	—
Total other income (expenses)	(141,913)	(481,023)

Loss from operations before income tax	(623,894)	(1,395,177)
Provision for income tax	—	—
Net loss	(623,894)	(1,395,177)

Preferred stock dividend	(17,351)	—
Net loss applicable to common stock before allocation to noncontrolling interest	(641,245)	(1,395,177)

Net loss applicable to noncontrolling interest in consolidated subsidiary	(56,900)	(88,773)
Net loss applicable to New Western Energy Corporation common stock	$(584,345)	$(1,306,404)

Basic and diluted net loss per share applicable to New Western Energy Corporation's common stock	$(0.01)	$(0.02)

Weighted average number of shares outstanding - Basic and Diluted	75,997,642	69,102,095

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	3

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the three months ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss applicable to New Western Energy Corporation common stock	$(584,345)	$(1,306,404)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	4,154	11,812
Impairment expense	9,952
Amortization of debt discount	66,864	379,426
Amortization of mineral property	—	16,347
Accretion of asset retirement obligation	500	—
Gain on settlement of litigation	(25,000)	—
Amortization of deferred debt issuance cost	7,584	49,645
Loss applicable to noncontrolling interest	(56,900)	(88,773)
Loss on sale of oil and gas property and related equipment	33,886	—
Gain on settlement of note payable	(28,690)	—
Change in fair value of embedded conversion option liability	—	48,114
Change in fair value of warrant liability	65,584	(58,873)
Changes in operating assets and liabilities:
Accounts receivable	(2,354)	(4,282)
Inventory	3,464	(46,278)
Prepaid expenses and other current assets	52,624	71,917
Accounts payable	(13,251)	11,842
Accrued expenses	41,465	26,529
Accrued interest payable	40,570	—
Payable to related party	3,000
Net cash used in operating activities	(380,893)	(888,978)

Cash Flows From Investing Activities:
Cash proceeds from sale of oil and gas property and related equipment	90,000	—
Cash received towards a note receivable	20,000	—
Cash paid for purchase and capitalized cost of oil and gas properties, net	(4,000)	(35,000)
Net cash provided by (used in) investing activities	106,000	(35,000)

Cash Flows From Financing Activities:
Cash received from sale of preferred stock	287,000	—
Cash received from promissory notes	55,000	—
Cash repayments for notes payable	(25,000)	—
Repayments of related party advances	—	(1,922)
Net cash provided by (used in) financing activities	317,000	(1,922)

Net increase (decrease) in cash and cash equivalents	42,107	(925,900)
Cash and cash equivalents, beginning of the period	11,000	1,523,181
Cash and cash equivalents, end of the period	$53,107	$597,281

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$45,288
Supplemental disclosures of non-cash investing and financing activities:
Reclassification of derivative liability to equity	$—	$181,211
Settlement of debt by issuance of common shares	$—	$71,721
Common shares issued to consultants as prepaid for services	$—	$57,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	4

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2015 and 2014

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

On December 22, 2014, the Company formed an entity New Western Montana Oil & Gas Corporation (the “New Western Montana”) to enter into an agreement with Forward Energy, LLC, a Montana limited liability company, and formed an entity NWE Forward Energy LLC incorporated in the State of Montana. New Western Montana, a wholly-owned subsidiary of the Company, and managing member of NWE Forward Energy LLC, owned 51% interest in NWE Forward Energy LLC and Forward Energy owned 49% interest in NWE Forward Energy LLC.

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2015, and the results of operations and cash flows for the three months ended March 31, 2015. The balance sheet as of December 31, 2014 is derived from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in consolidated financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these interim consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto contained in the Company’s 2014 Annual Report filed with the Securities and Exchange Commission on Form 10-K on April 15, 2015.

Table of Contents	5

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

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

At March 31, 2015, the Company had working capital deficit of $1,834,353, incurred a net loss applicable to New Western Energy Corporation common stockholders of $584,345 for the three months ended March 31, 2015 and used cash in operating activities of $380,893. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries New Western Gas Corporation, Royal Texan Energy Co., New Western Operating LLC, New Western Montana Oil & Gas Corporation, and the Company’s 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP. All intercompany balances and transactions are eliminated in consolidation.

Noncontrolling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with Financial Accounting Standards Board - Accounting Standards Codification (“ASC”)   Topic 810, “Consolidation”, and accordingly, the Company presents noncontrolling interests as a component of equity on its unaudited condensed consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net income (loss) applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations.

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

March 31, 2015 and 2014

(Unaudited)

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at March 31, 2015:

	Carrying Value at	Fair Value Measurements At March 31, 2015
	March 31, 2015 (Unaudited)	Level 1 (Unaudited)	Level 2 (Unaudited)	Level 3 (Unaudited)
Warrant Liability	$356,857	$—	$—	$356,587

Table of Contents	7

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

The following is a summary of activity of Level 3 assets and liabilities for the period ended March 31, 2015:

Warrant Liability
Balance - December 31, 2014	$291,003
Additions	—
Change in fair value	65,584
Balance – March 31, 2015	$356,587

Change in fair value of the warrant is included in other income (expense) in the accompanying unaudited consolidated statements of operations.

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

March 31, 2015 and 2014

(Unaudited)

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Asset Retirement Obligations

The Company follows the provisions of ASC 410, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. We record a liability for asset retirement obligations at fair value in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method over the asset’s useful life. Our recognized asset retirement obligation exclusively relates to the plugging and abandonment of oil and natural gas wells and decommissioning of our Fredonia gas wells in Kansas. Management periodically reviews the estimates of the timing of well abandonments as well as the estimated plugging and abandonment costs, which are discounted at the credit adjusted risk free rate.  These retirement costs are recorded as a long-term liability on the consolidated balance sheets with an offsetting increase in oil and natural gas properties. An ongoing accretion expense is recognized for changes in the value of the liability as a result of the passage of time, which we record in lease operating expenses in the statements of operations.

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

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2015, there were Class E, F and G Warrants outstanding for 18,860,920 common shares that if exercised, may dilute future earnings per share and 3,000,000 stock options outstanding awarded to employees and consultants.

Reclassification of Prior Period Amounts

Certain amounts in comparative periods have been reclassified in the Company’s consolidated financial statements and related footnotes to conform to the current presentation.

Table of Contents	9

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2015 and 2014

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

NOTE 3: NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

On March 18, 2013, the Company formed a new entity 2013 NWE Drilling Program 1 LP (the “Limited Partnership”). The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas. The Company became the General Partner and owns 51% of the Limited Partnership. The Limited Partnership closed upon receiving a cash contribution of $650,000 from one non-affiliate shareholder of the Company as the Limited Partner, and the Company’s contribution as the General Partner was $6,500 in cash and giving the rights and commitment to the Limited Partnership to drill three oil wells on the Company’s B&W Ranch lease. Pursuant to the terms of the partnership agreement, the Limited Partner will be entitled to receive 70% of the net income and cash available for distributions until such time an amount equal to the Limited Partner’s initial investment plus a 50% return on such initial investment is received by the Limited Partner. Thereafter, net income and cash available for distributions shall be allocated 20% to the Limited Partner and 80% to the General Partner. The Limited Partnership entered into turnkey drilling agreement with the managing General Partner, to drill and complete the partnership wells. The turnkey price included all ordinary costs of drilling, testing and completing the wells. When the wells begin producing, the General Partner, as operator of the wells, will be reimbursed at actual cost for all direct expenses incurred on behalf of the Limited Partnership, and shall receive a fixed fee of $250 per well per month for supervising, operating and maintaining the wells during production operations.

The Limited Partnership recorded a loss of $116,122 and $181,169 for the three months ended March 31, 2015 and 2014, respectively. We allocated $56,900 and $88,773 of the limited partnership’s loss for the three months ended March 31, 2015 and 2014 to its noncontrolling member in our consolidated financial statements as of March 31, 2015 and 2014, respectively. As a result, the noncontrolling interest of the limited partner was reduced to $206,995 at March 31, 2015.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the three months ended March 31, 2015 and 2014:

Balance at December 31, 2013	$511,942
Contribution by noncontrolling interest	—
Net loss applicable to noncontrolling interest for three months ended March 31, 2014 – 49%	(88,773)
Balance at March 31, 2014	$423,169

Balance at December 31, 2014	$263,895
Contribution by noncontrolling interest	—
Net loss applicable to noncontrolling interest for three months ended March 31, 2015 – 49%	(56,900)
Balance at March 31, 2015	$206,995

Table of Contents	10

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

NOTE 4: OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil properties consist of the following:

Name of the Property	Type	March 31, 2015 (Unaudited)	December 31, 2014
Rogers County, OK - Glass Lease	Oil	$-	$221,000
Rogers County, OK - Phillips Lease	Oil	-	130,000
Rogers County, OK (9) Leases	Oil	-	378,600
Chautauqua County, KS - B&W Ranch Lease	Oil & Gas	75,000	75,000
Chautauqua County, KS - Charles & Nancy Smith Lease	Oil & Gas	24,750	24,750
Chautauqua County, KS - Lloyd & Patricia Fields Lease	Oil & Gas	14,400	14,400
Chautauqua County, KS - Rinck Lease	Oil & Gas	24,750	24,750
Wilson County, KS – Farwell, Puckett & Farwell/Eagle Lease	Oil & Gas	251,208	251,208
Doug & Wendy Strauch - Montana Lease	Oil	4,000	-
Nowata County, OK (4) Leases	Gas	-	35,000
Shackelford County, TX – Terry Heirs	Oil	9,722	9,722
		403,830	1,164,430
Asset Retirement Obligation		3,875	4,000
Impairment allowance		(140,962)	(919,603)
Total		$266,743	$248,827

There were no exploration well costs capitalized for more than one year following the completion of drilling.

The following oil and gas leases were acquired and sold during the three months ended March 31, 2015.

Acquisition of Oil and Gas Leases in Montana

In February 2015, the Company entered into a Lease Purchase Agreement with a third party to acquire oil and gas lease properties, wells and equipment located in Counties of Yellowstone, Golden Valley, Treasure, Musselshell and surrounding Counties of the Crooked Creek Field within South Central Montana. The Company has paid a purchase consideration of $4,000 to the third party for such acquisition of leases. The Company has not started any exploration and production as of March 31, 2015.

Assignment of Rogers County and Nowata County, Oklahoma Leases

Glass Lease, and (9) Leases- Jackson Lease, Anna Lease, Kerrigan Lease, Everett Lease, Jameson Lease, Thomas Lease, Winchester Lease, Winchester II Lease, Roberts Lease, Roebuck Lease, Taylor Lease and Walker Lease (“Leases”)

On January 22, 2015, the Company entered into an agreement with a third party to assign all of its rights and ownership interests in these Leases for $100,000. The transaction closed on March 1, 2015 and the Company has received $90,000 of the sale price on March 3, 2015. The remaining balance of $10,000 will be received subject to completion of takeover of the Leases. As a result of assignment of these Leases, the Company has recorded a loss of $33,886 on assignment for the three months ended March 31, 2015.

Table of Contents	11

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

NOTE 5: NOTE RECEIVABLE

On April 1, 2014, the Company made a short-term advance of $75,000 to Legend, an entity with whom the Company had previously entered into a merger agreement on January 23, 2014. The advance is non-interest bearing, unsecured and is to be returned to the Company by Legend by February 28, 2015 or within 60 days, if the merger between the Company and Legend is terminated, whichever first occurs. On April 30, 2014, the Company terminated the merger agreement with Legend. The Company received one payment of $10,000 from Legend during 2014 and the outstanding balance of short-term advance at December 31, 2014 amounted to $65,000. On January 7, 2015, the Company and Legend entered into a settlement agreement and mutual release of claims due to the disputes arising between the two parties. Pursuant to the terms of settlement, Legend agreed to pay the settlement amount of $65,000 of which amount $10,000 was paid on January 7, 2015 and agreed to make five (5) equal payments of $9,166.67 each month starting February 7, 2015 in satisfaction of full payment of short-term advance. The Company has received payments of $20,000 against the settlement amount as of March 31, 2015. Legend is in default of making its settlement payments as of March 31, 2015. The Company is evaluating its options to enforce a stipulated judgment against Legend. The Company has not provided an allowance for uncollected balances as of March 31, 2015.

NOTE 6: NOTES PAYABLE

Notes payable consist of:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Note payable to a third party, unsecured, bearing interest at 5% per annum, due on May 30, 2015, is subordinated in right of payment to the prior payment in full of all bank rediscount line of credit or loan	25,000	73,750
Stockholder note payable, secured, bearing interest at 10% per annum, due on October 31, 2015, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	1,500,000	1,500,000
Note payable to an entity owned by a director, secured, bearing interest at 5% per annum, due on August 31, 2015	110,000	110,000
Note payable to a third party, unsecured, bearing interest at 5% per annum, due on September 30, 2015, is subordinated in right of payment to the prior payment in full of all bank rediscount line of credit or loan	55,000	—
	1,690,000	1,683,750
Notes payable - Current Portion	1,690,000	1,683,750
Notes payable – Long term Portion	—	—
Less: Unamortized debt discount	(444,275)	(511,139)
Notes payable – Short term, net of debt discounts	$1,245,725	$1,172,611

The Company recorded interest expense on these notes of $39,933 and $38,409 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 7: RELATED PARTY TRANSACTIONS AND BALANCES

At March 31, 2015 and December 31, 2014, advances, net of repayments, made to the Company by the Chief Executive Officer (“Officer”) for its working capital requirements amounted to $3,100 and $100, respectively. Amounts due to the Officer are unsecured, non-interest bearing and due on demand without specific repayment terms.

Table of Contents	12

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

On June 1, 2013, the Company entered into a business consulting and marketing agreement with its non-executive director for a twelve month period at the rate of $2,500 per month. The agreement terminated on May 31, 2014 and the non-executive director continued to provide services to the Company for adhoc fees. The Company recorded an expense of $32,500 and $7,500 as consulting fees for the three months March 31, 2015 and 2014, respectively.

On July 1, 2014, the Company entered into a business advisory and consulting agreement for a twelve months term, with a management company related to the Chief Executive Officer. The Company agreed to pay $5,000 monthly cash payment and issued 400,000 shares of its common stock valued at $56,000. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period. The Company recorded an expense of $29,000 as consulting expense for the three months ended March 31, 2015.

The Company engages an entity owned by a director of the Company to be the operator on its oil and gas lease properties in Wilson County, Kansas. The Company has recorded an expense of $40,061 and $218,787 for lease operating expenses and administration for these oil and gas leases for the three months ended March 31, 2015 and 2014, respectively.

On August 31, 2014, the Company acquired the remaining 12.5% working interest in Volunteer and Lander Leases in Wilson County, Kansas (“Leases”), from an entity owned by a director for $125,000 and obtained the 100% working interest in the Leases. The Company paid $15,000 in cash and executed a promissory note for $110,000 (See Note 6). The Company recorded an interest expense of $1,375 for the three months ended March 31, 2015. Interest payable to the director amounted to $3,208 as of March 31, 2015 and $1,833 as of December 31, 2014.

The Company recorded director fee expense of $12,000 for each of the three months ended March 31, 2015 and 2014, respectively, of which $47,000 and $35,000 remains payable as of March 31, 2015 and December 31, 2014.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Employment Agreement

On January 1, 2014, the Company entered into an employment agreement with its Chief executive Officer to retain his services through the year ended December 31, 2018. As an inducement to enter into the employment agreement, the Company paid a signing bonus of cash payment of $50,000 on January 6, 2014. Pursuant to the terms of the employment agreements, total minimum compensation commitments for years ended December 31, 2014 through 2018 are $240,000, $252,000, $264,600, $277,830 and $291,722, respectively. The Company recorded a compensation expense of $63,000 and $60,000 for the three months ended March 31, 2015 and 2014, respectively.

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

On February 10, 2015, the Company entered into a Settlement Agreement and Mutual Release of Claims (the “Agreement”) with Brent and Brook Hatchett in full settlement of all legal actions and disputes between the parties, including the dismissal with prejudice of the pending lawsuit in Texas. In accordance with the settlement, on March 4, 2015, the Company (a) agreed to cancel 600,000 shares of previously issued but not distributed shares and returning it to authorized but unissued status, thus reducing the Company’s current number of shares outstanding by 600,000 shares (See Note 9), (b) agreed to pay 30% of the proceeds from sale of Royal Texan Energy oil and gas properties in Texas, and (c) agreed to get the $50,000 bond at the railroad commission reduced to $25,000 and thereafter post a bond of $25,000 to release the current bond of Bill Windhem and Brent Hatchett. The Company has not issued and distributed to Hatchetts the remaining 100,000 shares of common stock as of the date of this report. The Company has not posted a bond of $25,000 to release the current bond of Mr. Windhem and Mr. Brent Hatchett.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

NOTE 9: STOCKHOLDERS' EQUITY

The Company’s authorized common shares and preferred shares at March 31, 2015 were 250,000,000 and 5,000,000 shares respectively, both with a par value of $0.0001 per share.

Common Stock

Pursuant to the settlement of litigation with Brent and Brook Hatchett on February 10, 2015, the Company cancelled 600,000 shares of previously issued but not distributed shares of its common stock and returning it to authorized but unissued status, thus reducing the Company’s current number of shares outstanding by 600,000 shares (See Note 8). The Company has not issued and distributed to Hatchetts the remaining 100,000 shares of common stock as of the date of this report

Preferred stock

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

The Company has sold 127,000 Units and raised $635,000 as of March 31, 2015. The Company has issued 254,000 Series A 7% convertible Preferred Shares, par value $0.0001 per share, and warrants to purchase 2,540,000 shares of common shares at an exercise price of $0.30 per share as of March 31, 2015.

Table of Contents	14

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

On September 25, 2014, the Company offered to sell pursuant to a private placement, under a Regulation S offering to non-US investors only, 400,000 Units to raise $2,000,000. The minimum investment in this offering is for 5,000 Units for $25,000. Each Unit consists of one (1) share of Series B 7% Convertible Preferred Stock, par value $0.0001 per share and one (1) redeemable Class G Warrant of the Company to purchase twenty-five (25) shares of common stock. Each share of Series B Preferred Stock pays a 7% annual dividend for the first year ending September 30, 2015 and thereafter, a 10% dividend payable, at the option of the Company, in cash or in the Company’s common stock. Each Class G Warrant entitles the holder thereof to purchase, at any time until the expiration date of September 30, 2017, twenty-five (25) shares of Common Stock at an exercise price of $0.20 per share, subject to adjustment. The Class G Warrants are redeemable by the Company, at a redemption price of $0.05 per Warrant, upon at least 30 days’ prior written notice, commencing six months after the date of this private placement, if the average of the closing bid price of the Common Stock, as reported on the Over-The-Counter or other exchange, shall equal or exceed $1.00 per share (subject to adjustment) for ten (10) consecutive business days prior to the notice of redemption. The Units are being offered on a “best effort basis” by the Company through its officers and directors and selected finders and broker/dealers.

The Company has sold 97,500 Units and raised $487,500 as of March 31, 2015. The Company has issued 97,500 Series B 7% convertible Preferred Shares, par value $0.0001 per share, and warrants to purchase 2,437,500 shares of common shares at an exercise price of $0.20 per share as of March 31, 2015.

As a result of all stocks, options and warrant issuances as of March 31, 2015, the Company had 75,742,086 shares of common stock issued or to be issued and outstanding, 351,500 shares of preferred stock issued and outstanding, 3,000,000 stock options for conversion into common stock, 7,500,000 Class E Warrants, 8,923,420 Class F Warrants, and 2,437,000 Class G Warrants for conversion into common stock.

NOTE 10: CONCENTRATIONS

Concentration of Operators

As of March 31, 2015, the Company used two operators for the leased properties for which the Company has current activities. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of March 31, 2015.

Concentration of Customer

The Company sells its oil product to two separate customers and gas products to two separate customers.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2015. The Company’s bank balances did not exceed FDIC insured amounts as of March 31, 2015.

NOTE 11: SUBSEQUENT EVENT

On February 19, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with Fodere Titanium Limited (“Fodere”) for the assignment of a license to a patent for a new process for the extraction of minerals from tailings in the United Sates (the “License”) in exchange for the issuance of 5,000,000 shares of the Company’s common stock (the “Shares”). The transaction was never consummated. The License was never assigned and the Shares were never issued. The Company and Fodere are currently negotiating a formal termination and cancellation of the SPA.

Table of Contents	15

Item 2. Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

We are an oil and gas and mineral exploration and production company with current projects located in Kansas, Oklahoma and Texas. Our principal business is in the acquisition, exploration and development of, and production from oil, gas and mineral properties. We have a limited operating history with nominal revenues. On December 1, 2010, we formed an entity named New Western Texas Oil and Gas Corporation (“New Western Texas”) incorporated in the State of Nevada, as our wholly-owned subsidiary. New Western Texas started its operations in January 2011. On May 3, 2013, we changed the name of New Western Texas to New Western Gas Corporation (“New Western Gas”). On January 2, 2012, we acquired 100% of the issued and outstanding capital stock of Royal Texan Energy Co. (“RTE”), a Texas corporation. RTE’s principal business operations are acquisitions, exploration and development of, and production from oil and gas properties located in Texas. We acquired RTE primarily due to its lease ownership interests in oil and gas properties and the Company’s requirement to have an operator for exploration and production of oil and gas in Texas. On March 18, 2013, we formed 2013 NWE Drilling Program 1 LP, a California Limited Partnership (the “Limited Partnership”). We became the General Partner and own 51% of the Limited Partnership. A shareholder of the Company became the limited partner holding 49% of the Limited Partnership. The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas. On May 28, 2014, we formed New Western Operating LLC, our wholly-owned subsidiary, to handle all operational duties for managing our leases and oil and gas exploration, drilling and production in the state of Kansas. On December 22, 2014, the Company formed an entity New Western Montana Oil & Gas Corporation (the “New Western Montana”) to enter into an agreement with Forward Energy, LLC, a Montana limited liability company, and formed an entity NWE Forward Energy LLC, incorporated in the State of Montana. New Western Montana, a wholly-owned subsidiary of the Company, and managing member of NWE Forward Energy LLC, owned 51% interest in NWE Forward Energy LLC and Forward Energy owned 49% interest in NWE Forward Energy LLC.

We are incorporated in the State of Nevada on September 25, 2008. Our principal executive offices are located at 1140 Spectrum, Irvine, California 92618. Our telephone and fax numbers are (949) 435-0977 and (949) 861-3123, respectively.

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

Table of Contents	16

Results of Operations

Our consolidated results of operations for the three months ended March 31, 2015 included the operation of the Company, our wholly-owned subsidiaries New Western Gas Corporation, Royal Texan Energy Co., New Western Operating, LLC and our 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP..

We reported a net loss applicable to the Company’s common stockholders of $584,345 for the three months ended March 31, 2015 compared to a net loss of $1,306,404 for the same comparable period in 2014. The decrease in loss for the three months ended March 31, 2015 as compared to 2014 was primarily due to the reduction in general and administrative expenses of $249,452 and reduction in interest expense of $597,608 due to settlement of convertible promissory notes. The decrease in loss was offset by change in fair value of warrant liability of convertible promissory notes of $65,584 and loss on sale of oil leases of $33,886.

Revenues

Revenues for the three months ended March 31, 2015 and 2014 were $44,526 and $71,388, respectively. Revenues for the three months ended March 31, 2015 primarily consisted of oil sales of $4,593 and gas sales of $38,883 from Farwell and Puckett leases in Kansas. Revenues for the three months ended March 31, 2014 consisted of oil sales of $32,599 from Volunteer and Lander leases in Kansas and Winchester II lease in Oklahoma, and $37,739 in gas sales from Farwell and Puckett leases in Kansas. Revenues decreased by $26,862 for the three months ended March 31, 2015 as compared to the comparable prior year period primarily due to the Company assigning its ownership interest in Volunteer and Lander leases to settle its debt in August 2014.

Operating Expenses

General and administrative expenses (G&A) for the three months ended March 31, 2015 and 2014 were $430,444 and $679,896, respectively. G&A expenses decreased by $249,452 for the three months ended March 31, 2015 as compared to 2014 as the Company recorded a reduction in commission expense of $52,500 in fees for raising capital, a reduction of $26,231 in insurance expense for directors and officers insurance coverage, reduction in business advisory, consulting, accounting, administrative and professional fees of $90,605, reduction in officer’s compensation expense of $47,000, reduction in marketing fees of $20,500, and reduction in shareholders services fees of $17,459 for the three months ended March 31, 2015 as compared to 2014.

Oil and gas production expenses for the three months ended March 31, 2015 and 2014 were $48,071 and $277,487, respectively. Oil and gas production expenses decreased by $229,416 for the three months ended March 31, 2015 as compared to the same comparable period in 2014, primarily because the Company expended $184,777 on exploration, drilling and production costs of new wells associated with Farwell gas lease and Volunteer and Landers oil lease during the three months ended March 31, 2014. The Company did not incur any such costs for the three months ended March 31, 2015 as the Company assigned its ownership interest in Volunteer and Landers lease in August 2014 to settle its debt on a convertible promissory note.

Depreciation, depletion and amortization expense for the three months ended March 31, 2015 and 2014 was $4,154 and $28,159, respectively. Depreciation expense decreased by $4,564 for the three months ended March 31, 2015 as compared to the same comparable period in 2014 as a result of the Company selling in January 2015, oil and well equipment placed in oil and gas leases in Rogers County, Oklahoma. Depletion expense decreased by $3,094 for the three months ended March 31, 2015 as compared to the same comparable period in 2014 primarily due to the reduced production of oil and gas. The Company recorded amortization expense of $16,347 for the three months ended March 31, 2014 since the management took a conservation position in January 2013 to amortize the lease acquisition costs of unproved mineral properties over the remaining lease term. No amortization was recorded for the three months ended March 31, 2015 since the lease acquisition cost of mineral properties was fully amortized in 2014.

On January 22, 2015, the Company entered into an agreement with a third party to assigns all of its rights and ownership interests in Rogers County and Nowata County leases in Oklahoma for $100,000. The transaction closed on March 1, 2015 and the Company has received $90,000 of the sale price on March 3, 2015. The remaining balance of $10,000 will be received subject to completion of takeover of the leases. The Company recorded a loss of $33,886 for the three months ended March 31, 2015 on assigning its ownership interest in oil & gas properties located in Rogers County and Nowata County in Oklahoma.

Table of Contents	17

Impairment expense for the three months ended March 31, 2015 and 2014 was $9,952 and $0, respectively. Since the oil and gas properties are classified as unproved properties, management took a conservative position to impair the lease acquisition costs of unproved properties over their remaining lease term.

Interest expense for the three months ended March 31, 2015 and 2014 was $115,019 and $712,627, respectively. Interest expense decreased by $597,508 for the three months ended March 31, 2015 as compared to the same comparable period in 2014 as a result of (i) interest expense of $40,570 for the three months ended March 31, 2015 as compared to $62,712 in 2014 on the promissory notes and convertible notes payable executed by us for our working capital needs and acquisitions, (ii) interest expense of $0 for the three months ended March 31, 2015 as compared to $108,623 in 2014 related to the amortization of the original issue discount, (iii) interest expense of $0 for the three months ended March 31, 2015 as compared to $268,675 for 2014 related to the amortization of the debt discount due to embedded conversion option liabilities on convertible notes, (iv) interest expense of $7,584 for the three months ended March 31, 2015 as compared to $49,645 for 2014 related to the amortization of debt issue costs, and (v) interest expense of $66,864 for the three months ended March 31, 2015 as compared to $222,972 for 2014 relating to the amortization of debt discount on warrants and lender fees on a convertible note.

The convertible promissory notes issued by us on (i) June 5, 2013 for $75,000, (ii) September 26, 2013 for $50,000, (iii) November 6, 2013 for $1,232,000, and (iv) November 5, 2013 promissory note to a stockholder for $1,500,000 with warrants attached, qualifies for derivative accounting treatment due to the variable conversion formula. As a result, we recorded a change in the fair value of the liabilities for the embedded conversion option derivative instrument of $65,584 for the three months March 31, 2015 as compared to 231,604 for the same comparable period in 2014. The change in the fair value of embedded conversion option and warrant liability was included in other income (expenses) as of March 31, 2015 and 2014, respectively.

Dividend payable to preferred stockholders for the three months ended March 31, 2015 was $17,351 as compared to $0 for the same comparable period in 2014. Dividend was calculated at an annual rate of 7% on the contributions received from the preferred stock holders. The Company received in cash $287,000 from the sale of preferred shares for the three months ended March 31, 2015.

Our 51% owned subsidiary 2013 NWE Drilling Program 1 LP recorded a loss of $116,122 and $181,169 for the three months ended March 31, 2015 and 2014, respectively. We allocated $56,900 and $88,773 of the limited partnership’s loss for the three months ended March 31, 2015 and 2014 to its noncontrolling member in our consolidated financial statements as of March 31, 2015 and 2014, respectively. As a result, the noncontrolling interest of the limited partner was reduced to $206,995 at March 31, 2015.

Liquidity and Capital Resources

Cash and cash equivalents were $53,107 at March 31, 2015 as compared to $11,000 at December 31, 2014. As shown in the accompanying consolidated financial statements, we recorded a loss of $584,345 applicable to New Western Energy Corporation common stockholders for the three months ended March 31, 2015 as compared to a loss of $1,306,404 for the same comparable period in 2014. At March 31, 2015, our working capital deficit was $1,834,353. Net cash used in operating activities for the three months ended March 31, 2015 was $380,893. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern.

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

Table of Contents	18

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 was $380,893 which resulted primarily from our net loss of $584,345, depreciation of $4,154, impairment of oil and gas properties of $9,952, amortization of debt discount of $66,864, amortization of deferred debt issuance cost of $7,584, loss applicable to non-controlling interest of $56,900, loss on sale of oil and gas property and related equipment of $33,886, gain on settlement of note payable of $28,690, change in fair value of warrant liability of $65,584, increase in accounts receivable of $2,354, decrease in inventory of $3,464, decrease in prepaid expenses and other current assets of $52,624, decrease in accounts payable of $13,251, increase in accrued expenses of $41,465, increase in accrued interest payable of $40,570, and payable to related party of $3,000.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2015 was $106,000 primarily due to the cash proceeds of $90,000 received from sale of oil and gas property and related equipment in Rogers and Nowata Counties in Oklahoma, cash received from note receivable of $20,000, and cash paid for paid for acquisition of oil and gas properties of $4,000 in Montana.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $317,000 primarily due to cash received from sale of preferred stock of $287,000, cash received from a promissory note of $55,000, and cash repayment of a promissory note payable of $25,000 to Pioneer Oil Development.

As a result of the above activities, we experienced a net increase in cash of $42,107 for the three months ended March 31, 2015. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Table of Contents	19

Off-balance Sheet Arrangements

Since our inception through March 31, 2015, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2015 were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarterly period ended March 31, 2015.

Management has identified a material weakness as follows: we lack the expertise in determining the classification of oil and gas reserves.

To address and remediate this material weakness set forth above, management intends to retain the services of an oil and gas expert to help identify and categorize the types of oil and gas reserves for proper disclosure in accordance with the SEC’s Rule 4-10(a) of Regulation S-X and its Compliance and Disclosure Interpretations of the Oil and Gas Rules.

Table of Contents	20

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 25, 2014, the Company offered to sell pursuant to a private placement, under a Regulation S offering to non-US investors only, 400,000 Units at $5.00 per Unit for a total gross amount of $2,000,000. Each Unit consists of one (1) share of Series B 7% Convertible Preferred Stock, par value $0.0001 per share and one (1) redeemable Class G Warrant of the Company to purchase twenty-five (25) shares of common stock. Each share of Series B Preferred Stock pays a 7% annual dividend for the first year ending September 30, 2015 and thereafter, a 10% dividend payable, at the option of the Company, in cash or in the Company’s common stock. Each Class G Warrant entitles the holder thereof to purchase, at any time until the expiration date of September 30, 2017, twenty-five (25) shares of Common Stock at an exercise price of $0.20 per share, subject to adjustment.

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

 Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

On February 19, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with Fodere Titanium Limited (“Fodere”) for the assignment of a license to a patent for a new process for the extraction of minerals from tailings in the United Sates (the “License”) in exchange for the issuance of 5,000,000 shares of the Company’s common stock (the “Shares”). The transaction was never consummated. The License was never assigned and the Shares were never issued. The Company and Fodere are currently negotiating a formal termination and cancellation of the SPA.

Table of Contents	21

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WESTERN ENERGY CORPORATION

Date: May 14, 2015	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

Date: May 14, 2015	/s/ Haris Baha
Haris Baha, Chief Financial Officer (Principal Financial and Accounting Officer)

Table of Contents	22

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002