Form 10-Q
period 2015-06-30
New Western Energy Corp
filed 2015-08-12
CIK 1479488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at August 12, 2015 was 77,357,086.

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

PART I.

Item 1.  Financial Statements.

New Western Energy Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$200,936	$11,000
Accounts receivable	25,715	25,389
Inventory	20,000	23,464
Notes receivable, net	26,664	65,000
Prepaid expenses and other assets	14,110	86,025
Total current assets	287,425	210,878

Property and equipment, net	46,318	210,752
Oil and gas properties, net	258,674	248,827
Other assets	21,930	1,930
Total Assets	$614,347	$672,387

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$64,326	$71,298
Accrued expenses	228,902	139,651
Accrued interest payable	221,047	143,397
Note payable, current portion, net of discount of $387,117 at June 30, 2015 and $536,841 at December 31, 2014	1,277,883	1,146,909
Convertible notes payable, net of premium	229,310	—
Warrant liability	147,652	291,003
Payable to related party	100	100
Total current liabilities	2,169,220	1,792,358

Accrued assets retirement obligation	6,125	4,000
Total long term liabilities	6,125	4,000

Total Liabilities	2,175,345	1,796,358

Commitments and contingencies (Note 9)

Stockholders' Deficit
New Western Energy Corporation and Subsidiaries Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 351,500 shares and 294,100 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	35	29

Table of Contents	2

New Western Energy Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

	June 30, 2015 (Unaudited)	December 31, 2014
Common stock, $0.0001 par value, 250,000,000 shares authorized, 76,087,086 shares and 76,242,086 shares issued and to be issued and outstanding at June 30, 2015 and December 31, 2014, respectively	7,609	7,625
Additional paid in capital	7,737,760	7,130,199
Accumulated deficit	(9,509,818)	(8,525,719)
Total New Western Energy Corporation and Subsidiaries Stockholders' Deficit	(1,764,414)	(1,387,866)
Noncontrolling interest in consolidated subsidiaries	203,416	263,895
Total Stockholders' Deficit	(1,560,998)	(1,123,971)
Total Liabilities and Stockholders' Deficit	$614,347	$672,387

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	3

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues
Oil and gas sales	$14,823	$110,734	$59,349	$182,122

Operating expenses
Depreciation, depletion and amortization	4,185	29,722	8,339	57,881
General and administrative	384,416	401,915	814,860	1,081,811
Impairment expense	9,952	—	19,904	—
Loss on sale of oil leases	—	—	33,886	—
Oil and gas production	21,372	89,944	69,443	367,431
Total operating expenses	419,925	521,581	946,432	1,507,123

Loss from operations	(405,102)	(410,847)	(887,083)	(1,325,001)

Other income (expenses)
Interest expense	(213,605)	(667,130)	(328,624)	(1,379,757)
Gain on settlement of debt	—	—	28,690	—
Change in fair value of embedded conversion option and warrant liability income (expense)	208,935	594,835	143,351	826,439
Other income	—	—	10,000	—
Total other income (expenses)	(4,670)	(72,295)	(146,583)	(553,318)

Loss from operations before income tax	(409,772)	(483,142)	(1,033,666)	(1,878,319)
Provision for income tax	—	—	—	—
Net loss	(409,772)	(483,142)	(1,033,666)	(1,878,319)

Preferred stock dividend	(20,608)	(2,378)	(37,960)	(2,378)
Net loss applicable to common stock before allocation to noncontrolling interest	(430,380)	(485,520)	(1,071,626)	(1,880,697)

Net loss applicable to noncontrolling interest in consolidated subsidiaries	(30,627)	(40,725)	(87,527)	(129,498)
Net loss applicable to New Western Energy Corporation common stock	$(399,753)	$(444,795)	$(984,099)	$(1,751,199)

Basic and diluted net loss per share applicable to New Western Energy Corporation's common stock	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding - Basic and Diluted	75,887,416	73,429,964	75,942,224	73,051,948

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	4

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the six months ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss applicable to New Western Energy Corporation common stock	$(984,099)	$(1,751,199)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	8,058	25,188
Impairment expense	19,904	—
Amortization of debt discount	149,724	711,714
Amortization of mineral property	—	32,694
Amortization and accretion of asset retirement obligations	1,406	—
Amortization of deferred debt issuance cost	—	99,758
Loss applicable to noncontrolling interest	(87,527)	(129,498)
Loss on sale of oil and gas property and related equipment	33,886	—
Gain on settlement of note payable	(28,690)	—
Change in fair value of embedded conversion option liability	—	(76,973)
Change in fair value of warrant liability	(143,351)	(303,171)
Costs incurred in conjunction with issuance of convertible notes	110,810	—
Stock based investment expense	27,600	—
Changes in operating assets and liabilities:
Accounts receivable	9,674	(27,895)
Inventory	3,464	(49,240)
Prepaid expenses and other current assets	71,915	104,059
Other assets	—	—
Accounts payable	(6,972)	11,932
Accrued expenses	64,251	54,014
Accrued interest payable	82,590	—
Net cash used in operating activities	(667,357)	(1,298,618)

Cash Flows From Investing Activities:
Cash paid for purchase of property and equipment	(1,502)	(31,065)
Cash proceeds from sale of oil and gas property and related equipment	90,000	—
Cash paid for security deposit for bonds	(20,000)	—
Cash advanced towards a note receivable	—	(75,000)
Cash received from a note receivable	38,336	10,000
Cash paid for purchase and capitalized cost of oil and gas properties, net	(5,041)	(35,000)
Net cash provided by (used in) investing activities	101,793	(131,065)

Cash Flows From Financing Activities:
Cash received from sale of preferred stock	287,000	635,000
Cash received against promissory notes	55,000	20,000
Cash received against convertible notes	118,500	—
Cash repayments for notes payable	(50,000)	(308,000)
Cash received from sale of ownership interest in limited partnership	345,000	—
Repayments of related party advances	—	(1,922)
Net cash provided by financing activities	755,500	345,078

Table of Contents	5

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
	For the six months ended June 30,
	2015	2014
Net increase (decrease) in cash and cash equivalents	189,936	(1,084,605)

Cash and cash equivalents, beginning of the period	11,000	1,523,181

Cash and cash equivalents, end of the period	$200,936	$438,576

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,675	$—
Cash paid for interest	$—	$45,174

Supplemental disclosures of non-cash investing and financing activities:
Settlement of debt by issuance of common shares	$—	$91,161
Common shares issued to consultants as prepaid for services	$—	$143,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	6

 New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

New Western Energy Corporation (the “Company”) was incorporated in the State of Nevada on September 25, 2008. The Company’s principal business is the acquisition, exploration and development of, and production from oil, gas and mineral properties located in the United States.

On December 1, 2010, the Company formed New Western Texas Oil and Gas Corporation, incorporated in the State of Nevada, as its wholly-owned subsidiary. New Western Texas Oil and Gas Corporation started its operations in January 2011. On May 3, 2013, New Western Texas Oil and Gas Corporation amended its Articles of Incorporation and changed its name to New Western Gas Corporation. On March 9, 2015, New Western Gas Corporation changed its name to New Western Mineral Extraction Inc.

On January 2, 2012, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan Energy Co. (“RTE”) and RTE became a wholly-owned subsidiary of the Company. RTE conducts business as a separate operating company.

On March 18, 2013, the Company formed 2013 NWE Drilling Program 1 LP (the “Limited Partnership”). The Company became the General Partner and owns 51% of the Limited Partnership. The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in Chautauqua County, Kansas (See Note 3).

On May 15, 2014, the Company formed New Western Operating LLC, as its wholly-owned subsidiary that will take over all operations for its leases, oil and gas exploration, drilling and production in the state of Kansas.

On June 30, 2014, the Company formed NWDP Energy, LLC, as its wholly-owned subsidiary, registered in the state of Nevada, to explore, drill and produce oil and gas in Montana. On January 8, 2015, NWDP Energy, LLC changed its name to NWE/Forward Energy, LLC and registered in the state of Montana.

On December 22, 2014, the Company formed New Western Montana Oil & Gas Corporation (the “New Western Montana”) as its wholly-owned subsidiary, to enter into an agreement with Forward Energy, LLC, a Montana limited liability company. New Western Montana is the managing member , owning a 51% interest and Forward Energy owning a 49% interest in the NWE/Forward Energy, LLC.

On April 9, 2015, the Company formed NWE Oil & Gas Program #1 LP, a California limited partnership, for the sole purpose of (a) acquiring and drilling, managing, owning, re-working and operating oil and gas wells located on the leased property in Osage County, Oklahoma, and (b) acquisition of new oil and gas wells. The Company is the General Partner and shall own not less than a 51% ownership interests and the Limited Partners shall own up to 49% ownership interests. The Company plans to sell up to 20 limited partner interests, each limited partner can purchase 2.45% interest in the limited partnership for $115,000. The Company has currently sold three units or 7.35% of the allocated limited partners interest.

On May 1, 2015, the Company formed New Osage Energy Corporation, a wholly-owned subsidiary, registered in the state of Oklahoma, to operate and manage the Company’s oil and gas properties in Oklahoma.

Table of Contents	7

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

Basis of presentation

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2015, and the results of operations and cash flows for the three months and six months periods ended June 30, 2015. The balance sheet as of December 31, 2014 is derived from the Company’s audited consolidated financial statements.

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

At June 30, 2015, the Company had working capital deficit of $1,881,795, incurred a net loss applicable to New Western Energy Corporation common stockholders of $984,099 for the six months ended June 30, 2015 and used cash in operating activities of $667,357. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries New Western Mineral Extraction Corporation, Royal Texan Energy Co., New Western Operating LLC, New Western Montana Oil & Gas Corporation, New Osage Energy Corporation and the Company’s 51% majority owned subsidiaries 2013 NWE Drilling Program 1 LP and NWE Oil & Gas Program #1 LP. All intercompany balances and transactions are eliminated in consolidation.

Noncontrolling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with Financial Accounting Standards Board - Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”, and accordingly, the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and presents noncontrolling interest net income or loss under the heading “Net loss applicable to noncontrolling interest in consolidated subsidiaries” in the unaudited consolidated statements of operations.

Table of Contents	8

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts, notes and other receivables, valuation of beneficial conversion features in convertible debt, valuation of derivatives, valuation of long-lived assets, oil, gas and mineral properties, stock-based compensation and deferred tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Accounting for Derivatives

The Company evaluates its convertible debt instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

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

June 30, 2015 and 2014

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at June 30, 2015:

		Fair Value Measurements at June 30, 2015
	Carrying Value at June 30, 2015 (Unaudited)	(Level 1) (Unaudited)	(Level 2) (Unaudited)	(Level 3) (Unaudited)
Warrant Liability	$147,652	$—	$—	$147,652

The following is a summary of activity of Level 3 assets and liabilities for the period ended June 30, 2015:

Warrant Liability
Balance - December 31, 2014	$291,003
Additions	—
Change in fair value	(143,351)
Balance – June 30, 2015	$147,652

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

June 30, 2015 and 2014

(Unaudited)

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2015, there were Class E, F and G Warrants outstanding for 18,860,920 common shares that if exercised, may dilute future earnings per share and 3,000,000 stock options outstanding awarded to employees and consultants.

Reclassification of Prior Period Amounts

Certain amounts in comparative periods have been reclassified in the Company’s consolidated financial statements and related footnotes to conform to the current presentation.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. Retrospective application is required. The Company evaluated the impact this guidance on its Consolidated Balance Sheet as of June 30, 2015 which resulted in the reduction of assets and liabilities by approximately $10,000.

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

NOTE 3: NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARIES

2013 NWE Drilling Program 1 LP

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

The Limited Partnership recorded a loss of $62,504 and $178,626 for the three months and six months periods ended June 30, 2015 as compared to a loss of $83,114 and $264,282 for the same comparable periods in 2014. The Company allocated $30,627 and $87,527 of the limited partnership’s loss for the three months and six months periods ended June 30, 2015, and $40,725 and $129,498 of the limited partnership’s loss for the three months and six months periods ended June 30, 2014 to its noncontrolling member in its consolidated financial statements as of June 30, 2015 and 2014, respectively. As a result, the noncontrolling interest of the limited partner was reduced to $176,368 at June 30, 2015.

The following provides a summary of activity in the noncontrolling interest (“NCI”) in Limited Partnership, a consolidated subsidiary account for the six months ended June 30, 2015 and 2014:

Balance NCI at December 31, 2013	$511,942
Contribution by noncontrolling interest	—
Net loss applicable to noncontrolling interest for six months ended June 30, 2014 – 49%	(129,498)
Balance NCI at June 30, 2014	$382,444

Balance NCI at December 31, 2014	$263,895
Contribution by noncontrolling interest	—
Net loss applicable to noncontrolling interest for six months ended June 30, 2015 – 49%	(87,527)
Balance NCI at June 30, 2015	$176,368

Table of Contents	13

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

NWE Oil & Gas Program #1 LP

On April 9, 2015, the Company formed an entity NWE Oil & Gas Program #1 LP, a California limited partnership (the “California Limited Partnership”), for the sole purpose of (a) acquiring and drilling, managing, owning, re-working operating oil and gas wells located on the leased property in Osage County, Oklahoma, and (b) new oil and gas wells. The Company became the General Partner and shall own 21 Units which shall represent 51% ownership of the California Limited Partnership. The Limited Partners shall own no more than 20 Units which shall represent 49% of the California Limited Partnership. As of June 30, 2015, the Company received cash contributions of $345,000 from three non-affiliated limited partners from the sale of three (3) Units of $115,000 each. The Company is obligated to contribute as General Partner $23,000 in cash for its ownership interest and the Company has not made its cash contribution as of June 30, 2015. The partnership commenced on April 9, 2015 and will continue for a term of 25 years unless sooner terminated in accordance with the terms of the agreement. Pursuant to the terms of the partnership agreement, the net income and distributions of the partnership shall be allocated 70% to the Limited Partners and 30% to the General Partner, until the Limited Partners has received in cash distributions an amount equal to their initial capital plus a 30% return on their original invested capital. Thereafter, net income and distributions shall be allocated 30% to the Limited Partners and 70% to the General Partner. Any net proceeds from the sale of any of the leases owned by the partnership shall be distributed 49% to the Limited Partners in accordance with each Limited Partner’s capital account and 51% to the General Partner.

The following provides a summary of activity in the noncontrolling interest (“NCI”) in California Limited Partnership, a consolidated subsidiary account for the six months ended June 30, 2015:

Balance NCI at December 31, 2014	$—
Net assets applicable to noncontrolling interest - $368,000 @ 7.35%	27,048
Net loss applicable to noncontrolling interest for six months ended June 30, 2015	—
Balance NCI at June 30, 2015	$27,048

Total noncontrolling interest in consolidated subsidiaries amounted to $203,416 as of June 30, 2015 and $263,895 as of December 31, 2014, respectively.

Table of Contents	14

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

NOTE 4: OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil properties consist of the following:

Name of the Property	Type	June 30, 2015 (Unaudited)	December 31, 2014

Rogers County, OK - Glass Lease	Oil	$—	$221,000
Rogers County, OK - Phillips Lease	Oil	—	130,000
Rogers County, OK (9) Leases	Oil	—	378,600
Chautauqua County, KS - B&W Ranch Lease	Oil & Gas	75,000	75,000
Chautauqua County, KS - Charles & Nancy Smith Lease	Oil & Gas	24,750	24,750
Chautauqua County, KS - Lloyd & Patricia Fields Lease	Oil & Gas	14,400	14,400
Chautauqua County, KS - Rinck Lease	Oil & Gas	24,750	24,750
Wilson County, KS – Farwell, Puckett & Farwell/Eagle Lease	Oil & Gas	251,208	251,208
Doug & Wendy Strauch – Brown Lease, Montana	Oil & Gas	5,040	—
Nowata County, OK (4) Leases	Gas	—	35,000
Shackelford County, TX – Terry Heirs	Oil	9,722	9,722
		404,870	1,164,430
Asset Retirement Obligation		4,718	4,000
Impairment allowance		(150,914)	(919,603)
Total		$258,674	$248,827

There were no exploration well costs capitalized for more than one year following the completion of drilling.

The following oil and gas leases were acquired and sold during the six months ended June 30, 2015.

Acquisition of Oil and Gas Leases in Montana

In February 2015, the Company entered into a Lease Purchase Agreement with a third party to acquire oil and gas lease properties, wells and equipment located in Counties of Yellowstone, Golden Valley, Treasure, Musselshell and surrounding Counties of the Crooked Creek Field within South Central Montana. The Company has paid a purchase consideration of $4,000 to the third party for such acquisition of leases. On May 26, 2015, the Company extended the terms of the Lease Purchase Agreement and paid an additional consideration of $1,040 to the third party as additional acquisition cost. The Company has not started any exploration and production as of June 30, 2015.

Assignment of Rogers County and Nowata County, Oklahoma Leases

Glass Lease, and (9) Leases- Jackson Lease, Anna Lease, Kerrigan Lease, Everett Lease, Jameson Lease, Thomas Lease, Winchester Lease, Winchester II Lease, Roberts Lease, Roebuck Lease, Taylor Lease and Walker Lease (“Leases”)

On January 22, 2015, the Company entered into an agreement with a third party to assigns all of its rights and ownership interests in these Leases for $100,000. The transaction closed on March 1, 2015 and the Company has received $90,000 of the sale price on March 3, 2015. The remaining balance of $10,000 will be received subject to completion of takeover of the Leases. As a result of assignment of these Leases, the Company has recorded a loss of $33,886 on assignment for the six months ended June 30, 2015.

Table of Contents	15

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

NOTE 5: NOTE RECEIVABLE

On April 1, 2014, the Company made a short-term advance of $75,000 to Legend, an entity with whom the Company had previously entered into a merger agreement on January 23, 2014. The advance is non-interest bearing, unsecured and is to be returned to the Company by Legend by February 28, 2015 or within 60 days, if the merger between the Company and Legend is terminated, whichever first occurs. On April 30, 2014, the Company terminated the merger agreement with Legend. The Company received one payment of $10,000 from Legend during 2014 and the outstanding balance of short-term advance at December 31, 2014 amounted to $65,000. On January 7, 2015, the Company and Legend entered into a settlement agreement and mutual release of claims due to the disputes arising between the two parties. Pursuant to the terms of settlement, Legend agreed to pay the settlement amount of $65,000 of which amount $10,000 was paid on January 7, 2015 and agreed to make six (6) equal payments of $9,166.67 each month starting February 7, 2015 in satisfaction of full payment of short-term advance. The Company has received payments of $38,336 against the settlement amount as of June 30, 2015. Legend is in default of making its settlement payments as of June 30, 2015. The Company is evaluating its options to enforce a stipulated judgment against Legend. The Company has not provided an allowance for uncollected balances as of June 30, 2015.

NOTE 6: NOTES PAYABLE

Notes payable consist of:

	June 30, 2015	December 31,
	(Unaudited)	2014
Note payable to a third party, unsecured, bearing interest at 5% per annum, due on May 30, 2015, is subordinated in right of payment to the prior payment in full of all bank rediscount line of credit or loan	$—	$73,750

Stockholder note payable, secured, bearing interest at 10% per annum, due on October 31, 2015, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	1,500,000	1,500,000

Note payable to an entity owned by a director, secured, bearing interest at 5% per annum, due on August 31, 2015	110,000	110,000

Note payable to a third party, unsecured, bearing interest at 5% per annum, due on September 30, 2015, is subordinated in right of payment to the prior payment in full of all bank rediscount line of credit or loan	55,000	—
	1,665,000	1,683,750
Notes payable - current portion	1,665,000	1,683,750
Notes payable – long term portion	—	—
Less: Unamortized debt discount and debt issuance costs	(387,117)	(536,841)
Notes payable – current portion, net of debt discounts	$1,277,883	$1,146,909

The Company recorded interest expense on these notes of $40,471 and $80,404 for the three months and six months periods ended June 30, 2015 and $38,419 and $76,828 for the same comparable periods ended June 30, 2014.

Table of Contents	16

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

NOTE 7: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of:

	June 30, 2015 (Unaudited)	December 31, 2014
Note payable to a third party, bearing interest at 8% per annum, due December 30, 2015 (NOTE 1)	$79,000	$—
Note payable to a third party, bearing interest at 8% per annum, due March 3, 2016 (NOTE 2)	54,000	—
Convertible notes payable - current	133,000	—
Premium on convertible notes payable	96,310	—
Notes payable, net of premium	$229,310	$—

Convertible Promissory Note 1 (“NOTE 1”)

On March 26, 2015, the Company executed a Convertible Promissory Note (the “NOTE 1”) and received $75,000 (the “Draw”) net of $4,000 in legal fees on April 20, 2015. The principal sum of $79,000 together with any interest on the unpaid balance at the rate of 8% per annum will become due on December 30, 2015. The NOTE 1 may not be prepaid in whole or in part. No amount of principal or interest on NOTE 1 which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the same is paid. Interest shall commence accruing on the date that the NOTE 1 is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of this NOTE 1 and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this NOTE 1 into fully paid and non-assessable shares of common stock or other securities of the Company into which such common stock shall hereafter be changed or reclassified at the conversion price determined as provided herein; provided, however, that in no event shall the holder be entitled to convert any portion of this NOTE 1 in excess of that portion of the NOTE 1 upon conversion of which the sum of 1) the number of shares of common stock beneficially owned by the holder and (2) the number of shares of common stock issuable upon the conversion of the portion of this NOTE 1 with respect to which the determination of this provision is being made, would result in beneficial ownership by the holder of more than 9.99% of the outstanding shares of common stock. The conversion price shall equal the Variable Conversion Price subject to equitable adjustments. The Variable Conversion Price shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). Market price means the average of the lowest 3 trading prices for the common stock during the 10 trading day period ending on the latest trading day prior to the conversion date.

The net carrying value of Note 1 at June 30, 2015 and December 31, 2014 was $79,000 and $0, respectively. The Company recorded a premium of $57,207 on the issuance date as the note is considered stock settled debt which is charged to interest expense for the three months and six months periods ended June 30, 2015. In addition, the Company recorded an interest expense of $1,229 for the three months and six months periods ended June 30, 2015.

Table of Contents	17

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

Convertible Promissory Note 2 (“NOTE 2”)

On May 29, 2015, the Company executed a Convertible Promissory Note (the “NOTE 2”) of $54,000 and received cash proceeds of $43,500 (the “Draw”) net of disbursing $4,000 in legal fees and $6,500 in accounting fees on June 3, 2015. The principal sum of $54,000 together with any interest on the unpaid balance at the rate of 8% per annum will become due on December 30, 2015. The NOTE 2 may not be prepaid in whole or in part. No amount of principal or interest on NOTE 2 which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the same is paid. Interest shall commence accruing on the date that the NOTE 2 is fully paid and shall be computed n the basis of a 365-day year and the actual number of days elapsed. The holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of this NOTE 2 and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this NOTE 2 into fully paid and non-assessable shares of common stock or other securities of the Company into which such common stock shall hereafter be changed or reclassified at the conversion price determined as provided herein; provided, however, that in no event shall the holder be entitled to convert any portion of this NOTE 2 in excess of that portion of the NOTE 2 upon conversion of which the sum of 1) the number of shares of common stock beneficially owned by the holder and (2) the number of shares of common stock issuable upon the conversion of the portion of this NOTE 2 with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder of more than 9.99% of the outstanding shares of common stock. The conversion price shall equal the Variable Conversion Price subject to equitable adjustments. The Variable Conversion Price shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). Market price means the average of the lowest 3 trading prices for the common stock during the 10 trading day period ending on the latest trading day prior to the conversion date.

The net carrying value of Note 2 at June 30, 2015 and December 31, 2014 was $54,000 and $0, respectively. The Company recorded a premium of $39,103 on the issuance date as the note is considered stock settled debt which is charged to interest expense for the three months and six months periods ended June 30, 2015. In addition, the Company recorded an interest expense of $320 for the three months and six months periods ended June 30, 2015.

As a result of issuance of the above NOTE 1 and NOTE 2, the Company recorded a premium of $96,310 on notes payable as the notes are considered stock settled debt which was charged to interest expense as of June 30, 2015. The Company also recorded interest expense of $1,549 for the three months and six months periods ended June 30, 2015.

NOTE 8: RELATED PARTY TRANSACTIONS AND BALANCES

At June 30, 2015 and December 31, 2014, advances, net of repayments, made to the Company by the Chief Executive Officer (“Officer”) for its working capital requirements amounted to $100 and $100, respectively. Amounts due to the Officer are unsecured, non-interest bearing and due on demand without specific repayment terms.

On June 1, 2013, the Company entered into a business consulting and marketing agreement with its non-executive director for a twelve month period at the rate of $2,500 per month. The agreement terminated on May 31, 2014 and the non-executive director continued to provide services to the Company for adhoc fees. The Company recorded an expense of $22,500 and $55,000 as consulting fees for the three months and six months periods ended June 30, 2015 as compared to $12,500 and $20,000 for the same comparable periods ended June 30, 2014.

On July 1, 2014, the Company entered into a business advisory and consulting agreement for a twelve months term, with a management company related to the Chief Executive Officer. The Company agreed to pay $5,000 monthly cash payment and issued 400,000 shares of its common stock valued at $56,000. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period. The Company recorded an expense of $29,000 and $58,000 as consulting expense for the three months and six months periods ended June 30, 2015 as compared to $0 and $0 for the same comparable periods in 2014.

Table of Contents	18

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

The Company engages an entity owned by a director of the Company to be the operator on its oil and gas lease properties in Wilson County, Kansas. The Company has recorded an expense of $18,049 and $58,110 for lease operating expenses and administration for these oil and gas leases for the three months and six months periods ended June 30, 2015. The Company paid the operator $24,786 and $243,573 for lease operating expenses and administration for these oil and gas leases for the same comparable periods ended on June 30, 2014. Amount payable to the entity owned by the director was $40,322 and $26,635 at June 30, 2015 and December 31, 2014, respectively.

On August 31, 2014, the Company acquired the remaining 12.5% working interest in Volunteer and Lander Leases in Wilson County, Kansas (“Leases”), from an entity owned by a director for $125,000 and obtained the 100% working interest in the Leases. The Company paid $15,000 in cash and executed a promissory note for $110,000 (See Note 6). The Company recorded an interest expense of $1,375 and $2,750 for the three months and six months periods ended June 30, 2015. Interest payable to the director amounted to $4,583 as of June 30, 2015 and $1,833 as of December 31, 2014.

The Company recorded director fee expense of $12,000 and $24,000 for the three months and six months periods ended June 30, 2015 and $12,000 and $24,000 for the three months and six months periods ended June 30, 2014. Director fees of $57,000 and $35,000 remains payable as of June 30, 2015 and December 31, 2014, respectively.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Employment Agreement

On January 1, 2014, the Company entered into an employment agreement with its Chief executive Officer to retain his services through the year ended December 31, 2018. As an inducement to enter into the employment agreement, the Company paid a signing bonus of cash payment of $50,000 on January 6, 2014. Pursuant to the terms of the employment agreements, total minimum compensation commitments for years ended December 31, 2014 through 2018 are $240,000, $252,000, $264,600, $277,830 and $291,722, respectively. The Company recorded a compensation expense of $63,000 and $126,000 for the three months and six months ended June 30, 2015 and $60,000 and $120,000 for the same comparable periods ended June 30, 2014.

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

 On February 10, 2015, the Company entered into a Settlement Agreement and Mutual Release of Claims (the “Agreement”) with Brent and Brook Hatchett in full settlement of all legal actions and disputes between the parties, including the dismissal with prejudice of the pending lawsuit in Texas. In accordance with the settlement, on March 4, 2015, the Company (a) agreed to cancel 600,000 shares of previously issued but not distributed shares and returning it to authorized but unissued status, thus reducing the Company’s current number of shares outstanding by 600,000 shares (See Note 10), (b) agreed to pay 30% of the proceeds from sale of Royal Texan Energy oil and gas properties in Texas, and (c) agreed to get the $50,000 bond at the railroad commission reduced to $25,000 and thereafter post a bond of $25,000 to release the current bond of Bill Windhem and Brent Hatchett. The Company has not issued and distributed to Hatchetts the remaining 100,000 shares of common stock as of the date of this report. The Company has not posted a bond of $25,000 to release the current bond of Mr. Windhem and Mr. Brent Hatchett.

Table of Contents	19

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

On March 10, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with Fodere Titanium Limited for the assignment of a license to a patent for a new process for the extraction of minerals from tailings in the United Sates (the “License) in exchange for the issuance of 5,000,000 shares of the Company’s common stock (the “Shares”). The transaction was never consummated. The License was never assigned and the Shares were never issued. On May 11, 2015, the parties entered into a Cancellation of Agreement and Mutual Releases agreement (the “Agreement”). The Agreement formally cancels and terminates the SPA and each party to the SPA released the other party from any liabilities relating to entering into the SPA.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

NOTE 10: STOCKHOLDERS' EQUITY

The Company’s authorized common shares and preferred shares at June 30, 2015 were 250,000,000 and 5,000,000 shares respectively, both with a par value of $0.0001 per share.

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

The Company agreed to issue to investors 115,000 shares of its common stock, as an inducement to purchase one Unit for $115,000 in NWE Oil & Gas Program #1 LP, a limited partnership ( the “Partnership”) of which the Company is the General Partner and owns 51% of the total Partnership’s interest. During the six months ended June 30, 2015, the Company issued 345,000 shares of its common stock and valued the shares at the closing price of common stock on the date the investor purchased a Unit in the Partnership. For the three months and six months periods ended June 30, 2015, the Company recorded the fair value of 345,000 shares of common stock as investment expense of $27,600 and $27,600, respectively, as compared to $0 and $0, respectively, for the same comparable periods ended June 30, 2014.

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

The Company has sold 127,000 Units and raised $635,000 as of June 30, 2015. The Company has issued 254,000 Series A 7% convertible Preferred Shares, par value $0.0001 per share, and warrants to purchase 2,540,000 shares of common shares at an exercise price of $0.30 per share as of June 30, 2015. The Company has recorded preferred stock dividend expense of $10,960 and $23,062 for Series A Preferred Stockholders for the three months and six months ended June 30, 2015, and $2,378 for the same comparable periods ended June 30, 2014. Series A preferred stock dividend payable at June 30, 2015 and December 31, 2014 was $47,847 and $24,786, respectively.

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

The Company has sold 97,500 Units and raised $487,500 as of June 30, 2015. The Company has issued 97,500 Series B 7% convertible Preferred Shares, par value $0.0001 per share, and warrants to purchase 2,437,500 shares of common shares at an exercise price of $0.20 per share as of June 30, 2015. The Company has recorded preferred stock dividend expense of $8,508 and $14,899 for Series B Preferred Stockholders for the three months and six months ended June 30, 2015, and $0 for the same comparable periods ended June 30, 2014. Series B preferred stock dividend payable at June 30, 2015 and December 31, 2014 was $17,612 and $2,713, respectively.

As a result of all stocks, options and warrant issuances as of June 30, 2015, the Company had 76,087,086 shares of common stock issued and outstanding, 351,500 shares of preferred stock issued and outstanding, 3,000,000 stock options for conversion into common stock, 7,500,000 Class E Warrants, 8,923,420 Class F Warrants, and 2,437,000 Class G Warrants for conversion into common stock.

NOTE 11: CONCENTRATIONS

Concentration of Operators

As of June 30, 2015, the Company used two operators for the leased properties for which the Company has current activities. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of June 30, 2015.

Concentration of Customer

The Company sells its oil product to two separate customers and gas products to two separate customers.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2015. The Company’s bank balances did not exceed FDIC insured amounts as of June 30, 2015.

Table of Contents	21

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

NOTE 12: SUBSEQUENT EVENT

On July 31, 2015, the Company issued 345,000 shares of its common stock valued at $27,600 to three investors for investing $345,000 in NWE Oil & Gas Program #1 LP (See Note 10). The common shares were valued at the closing share price of common stock on the date investors purchased ownership interest in the partnership.

On August 5, 2015, the Company and Series A preferred stockholders mutually agreed to accept 1,270,000 shares of common stock of the Company in full settlement of $47,847 preferred stock dividend due and payable to them as of June 30, 2015 (See Note 10).

Table of Contents	22

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

Overview

We are an oil and gas and mineral exploration and production company with current projects located in Kansas, Montana, Oklahoma and Texas. Our principal business is in the acquisition, exploration and development of, and production from oil, gas and mineral properties. We have a limited operating history with nominal revenues. On December 1, 2010, we formed an entity named New Western Texas Oil and Gas Corporation (“New Western Texas”) incorporated in the State of Nevada, as our wholly-owned subsidiary. New Western Texas started its operations in January 2011. On May 3, 2013, we changed the name of New Western Texas to New Western Gas Corporation (“New Western Gas”), and on March 9, 2015, we again changed the name of New Western Gas to New Western Mineral Extraction, Inc. On January 2, 2012, we acquired 100% of the issued and outstanding capital stock of Royal Texan Energy Co. (“RTE”), a Texas corporation. RTE’s principal business operations are acquisitions, exploration and development of, and production from oil and gas properties located in Texas. We acquired RTE primarily due to its lease ownership interests in oil and gas properties and the Company’s requirement to have an operator for exploration and production of oil and gas in Texas. On March 12, 2013, we formed 2013 NWE Drilling Program 1 LP, a California Limited Partnership (the “Limited Partnership”). We became the General Partner and own 51% of the Limited Partnership. A shareholder of the Company became the limited partner holding 49% of the Limited Partnership. The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas. On May 28, 2014, we formed New Western Operating LLC, our wholly-owned subsidiary, to handle all operational duties for managing our leases and oil and gas exploration, drilling and production in the state of Kansas. On June 30, 2014, the Company formed NWDP Energy, LLC, a wholly-owned subsidiary registered in the state of Nevada, to explore, drill and produce oil and gas in Montana. On December 22, 2014, the Company formed an entity New Western Montana Oil & Gas Corporation (the “New Western Montana”) to enter into an agreement with Forward Energy, LLC, a Montana limited liability company, and formed an entity NWE/Forward Energy LLC, incorporated in the State of Montana by changing the name of NWDP Energy, LLC to NWE/Forward Energy, LLC on January 8, 2015 and register in the state of Montana. New Western Montana, a wholly-owned subsidiary of the Company, and managing member of NWE/ Forward Energy LLC, owns 51% interest in NWE/Forward Energy LLC and Forward Energy owns 49% interest in NWE/Forward Energy LLC. On April 9, 2015, the Company formed an entity NWE Oil & Gas Program #1 LP, a California limited partnership for the sole purpose of ownership, drilling and management of (a) all currently operating oil and gas wells located on the leased property in Osage County, Oklahoma, and (b) new oil and gas wells. The Company is the General Partner and shall own not less than a 51% ownership interests and the Limited Partners shall own up to 49% ownership interests in the California Limited Partnership. On May 1, 2015, the Company formed an entity New Osage Energy Corporation, a wholly-owned subsidiary, registered in the state of Oklahoma to operate and manage Company’s oil and gas properties in Oklahoma.

We were incorporated in the State of Nevada on September 25, 2008. Our principal executive offices are located at 1140 Spectrum, Irvine, California 92618. Our telephone and fax numbers are (949) 435-0977 and (949) 861-3123, respectively.

Table of Contents	23

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

Results of Operations

Our consolidated results of operations for the three months and six months ended June 30, 2015 included the operation of the Company, our wholly-owned subsidiaries New Western Mineral Extraction, Inc., Royal Texan Energy Co., New Western Operating LLC, New Western Montana Oil & Gas Corporation, New Osage Energy Corporation and our 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP and NWE Oil & Gas Program #1, LP. Our consolidated results of operations for the three months and six months periods ended June 30, 2014 included the operation of the Company, our wholly-owned subsidiaries New Western Mineral Extraction, Inc., Royal Texan Energy Co. and New Western Operating, LLC, and our 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP.

We reported a net loss applicable to the Company’s common stockholders of $399,755 and $984,099 for the three months and six months ended June 30, 2015 compared to a net loss of $444,795 and $1,751,199 for the same comparable periods in 2014. The decrease in loss of $45,196 for the three months ended June 30, 2015 as compared to 2014 was primarily due to the reduction in general and administrative expenses of $17,499, reduction in depreciation, depletion and amortization of $25,537, reduction in interest expense of $453,525 due to settlement of convertible promissory notes, and reduction in oil and gas production costs of $68,572 due to sale of oil and gas leases in Rogers County and Nowato County in Oklahoma. The decrease in loss was offset by change in fair value of warrant liability of convertible promissory notes of $385,900 and reduction in loss applicable to noncontrolling interest of $10,098 and increase in preferred stock dividend of $18,231. The decrease in loss of $767,100 for the six months ended June 30, 2015 was primarily due to reduction in depreciation, depletion and amortization of $49,542 due to the sale of oil and gas leases in January 2015 located in Rogers County and Nowato County in Oklahoma, reduction in general and administrative expenses of $266,951, and reduction in oil and gas production costs of $297,988 due to sale of oil and gas leases in Oklahoma, reduction in interest expense of $1,051,133 due to settlement of convertible promissory notes. The decrease in loss was offset by change in fair value of warrant liability of convertible promissory notes of $683,088 and reduction in loss applicable to noncontrolling interest of $87,527, and increase in preferred stock dividend of $35,582.

Table of Contents	24

Revenues

Revenues for the three months and six months periods ended June 30, 2015 were $14,823 and $59,349 as compared to $110,734 and $182,122 for the same comparable periods in 2014. Revenues for the three months ended June 2015 primarily consisted of gas sales of $13,773 from Farwell and Puckett leases in Kansas and $1,050 from sale of salt water disposal, as compared to revenues for the three months ended June 30, 2014 which consisted of oil sales of $65,082 from Volunteer, Lander and Puckett leases in Kansas, Winchester II and Anna lease in Oklahoma, and $44,952 in gas sales from Farwell and Puckett leases in Kansas, and Moab leases in Oklahoma, and $700 from disposal of salt water. Revenues for the six months ended June 30, 2015 consisted of oil sales of $6,469 from Farwell lease in Kansas and Winchester II lease in Oklahoma, and $50,779 in gas sales from Farwell and Puckett leases in Kansas. Revenues decreased by $$95,911 for the three months ended June 30, 2015 and $122,773 for the six months ended June 30, 2015 as compared to the comparable prior year periods primarily due to the Company assigning its ownership interest in Volunteer and Lander leases to settle its debt in August 2014.

Operating Expenses

Operating expenses for the three months and six months ended June 30, 2015 were $419,925 and $946,432 as compared to $521,581 and $1,507,123 for the same comparable periods in 2014. Operating expenses consisted of depreciation, depletion and amortization expense, general and administrative expense, impairment expense, loss on sale of oil leases and oil and gas production expense.

General and administrative expenses (G&A) for the three months and six months ended June 30, 2015 were $384,416 and $814,860 as compared to $401,915 and $1,081,811 for the same comparable periods ended June 30, 2014. G&A expenses decreased by $17,499 and $266,951 for the three months and six months ended June 30, 2015 as compared to 2014 as the Company recorded a reduction in commission expense in fees for raising capital, a reduction in insurance expense for directors and officers insurance coverage, reduction in business advisory, consulting, accounting, administrative and professional fees, reduction in officer’s compensation expense, reduction in marketing fees, and a reduction in shareholders services fees.

Oil and gas production expenses for the three months and six months ended June 30, 2015 were $21,372 and $69,443, as compared to $89,944 and $367,431 for the same comparable periods in 2014. Oil and gas production expenses decreased by $68,572 and $297,988 for the three months and six months ended June 30, 2015 as compared to the same comparable period in 2014, primarily because the Company incurred expenses on exploration, drilling and production costs of new wells associated with Farwell gas lease and Volunteer and Landers oil lease during the three months and six months ended June 30, 2014 and did not incur any drilling and exploration costs for the same comparable months ended in 2015 as the Company assigned its ownership interest in Volunteer and Landers lease in August 2014 to settle its debt on a convertible promissory note.

Depreciation, depletion and amortization expense for the three months and six months ended June 30, 2015 was $4,185 and $8,339 as compared to $29,722 and $57,881 for the same comparable periods ended in 2014. Depreciation expense decreased by $5,854 and $10,717 for the three months and six months periods ended in June 2015 as compared to the same comparable period in 2014 as a result of the Company selling in January 2015, oil and well equipment placed in oil and gas leases in Rogers County and Nowato County in Oklahoma. Depletion expense decreased by $3,502 and $6,595 for the three months and six months periods ended June 30, 2015 as compared to the same comparable periods in 2014 primarily due to the assigning of Company’s ownership interest in oil and gas properties in Rogers County and Nowato County in Oklahoma resulting in reduced production of oil and gas. Amortization expense for the three months and six months periods ended June 30, 2015 was $0 since the management took a conservation position in January 2013 to amortize the lease acquisition costs of all unproved mineral properties over the remaining lease term. No amortization was recorded for the three months and six months periods ended June 30, 2015 since the lease acquisition cost of mineral properties was fully amortized in 2014. We recorded amortization expense of $16,347 and $32,694 for the three months and six months periods ended June 30, 2014.

Impairment expense for the three months and six months periods ended June 30, 2015 was $9,952 and $19,904 as compared to $0 and $0 for the same comparable periods in 2014. Since the oil and gas properties are classified as unproved properties, management took a conservative position to impair the lease acquisition costs of unproved properties over their remaining lease term.

Table of Contents	25

On January 22, 2015, the Company entered into an agreement with a third party to assigns all of its rights and ownership interests in Rogers County and Nowata County leases in Oklahoma for $100,000. The transaction closed on March 1, 2015 and the Company has received $90,000 of the sale price on March 3, 2015. The remaining balance of $10,000 will be received subject to completion of takeover of the leases. The Company recorded a loss of $0 and $33,886 for the three months and six months periods ended June 30, 2015 on assigning its ownership interest in oil & gas properties located in Rogers County and Nowata County in Oklahoma.

Interest expense for the three months and six months ended June 30, 2015 was $213,605 and $328,624 as compared to $667,130 and $1,379,757 for the same comparable periods ended in 2014. Interest expense decreased by $453,525 and $1,051,134 for the three months and six months periods ended June 30, 2015 as compared to the same comparable periods in 2014 as a result of (i) interest expense of $42,020 and $82,590 for the three months and six months ended June 30, 2015 as compared to $60,497 and $124,567 for the same comparable periods ended in 2014, on the promissory notes and convertible notes payable executed by us for our working capital needs and acquisitions, (ii) interest expense of $0 and $0 for the three months and six months periods ended June 30, 2015 as compared to $94,661 and $201,924 for the same comparable periods ended in 2014 related to the amortization of original issue discount, (iii) interest expense of $0 and $0 for the three months and six months periods ended June 30, 2015 as compared to $236,409 and $505,084 for the same comparable periods in 2014 related to the amortization of the debt discount due to embedded conversion option liabilities on convertible notes, (iv) interest expense of $103,979 and $111,563 for the three months and six months periods ended June 30, 2015 as compared to $50,112 and $99,758 for the same comparable periods in 2014 related to the amortization of debt issue costs, and (v) interest expense of $67,607 and $134,471 for the three months and six months periods ended June 30, 2015 as compared to $225,450 and $448,423 for the same comparable periods in 2014 relating to the amortization of debt discount on warrants and lender fees on a convertible note.

The convertible promissory notes issued by us on (i) June 5, 2013 for $75,000, (ii) September 26, 2013 for $50,000, (iii) November 6, 2013 for $1,232,000, and (iv) November 5, 2013 promissory note to a stockholder for $1,500,000 with warrants attached, qualifies for derivative accounting treatment due to the variable conversion formula. As a result, we recorded a change in the fair value of the liabilities for the embedded conversion option derivative instrument of $208,935 and $143,351 for the three months and six months periods ended June 30, 2015 as compared to $594,835 and $826,439 for the same comparable periods in 2014. The change in the fair value of embedded conversion option and warrant liability was included in other income (expenses) as of June 30, 2015 and 2014, respectively.

Dividend payable to preferred stockholders for the three months and six months ended June 30, 2015 was $20,609 and $37,960 as compared to $2,378 and $2,378 for the same comparable periods in 2014. Dividend was calculated at an annual rate of 7% on the contributions received from the preferred stockholders. The Company has received in cash $287,000 from the sale of preferred shares for the six months ended June 30, 2015.

Our 51% owned subsidiary 2013 NWE Drilling Program 1 LP recorded a loss of $62,504 and $178,626 for the three months and six months periods ended June 30, 2015 as compared to a loss of $83,113 and $264,282 for the same comparable periods ended in 2014. We allocated limited partnership’s loss of $30,627 and $87,527 for the three months and six months ended June 30, 2015 and a loss of $40,725 and $129,498 for the same comparable periods in 2014 to its noncontrolling member in our consolidated financial statements as of June 30, 2015 and 2014, respectively. As a result, the noncontrolling interest of the limited partner was reduced to $176,368 at June 30, 2015. Our 51% owned subsidiary NWE Oil & Gas Program #1 LP did not have any operations as of June 30, 2015. As a result, the contributions received from the noncontrolling partners for the six months period ended June 30, 2015 remained at $345,000 as of June 30, 2015.

Liquidity and Capital Resources

Cash and cash equivalents were $200,936 at June 30, 2015 as compared to $11,000 at December 31, 2014. As shown in the accompanying consolidated financial statements, we recorded a loss of $984,099 applicable to New Western Energy Corporation common stockholders for the six months ended June 30, 2015 as compared to a loss of $1,751,199 for the same comparable period in 2014. At June 30, 2015, our working capital deficit was $1,881,795. Net cash used in operating activities for the six months ended June 30, 2015 was $667,357. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern.

Table of Contents	26

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the drilling, exploration and development of additional oil and gas wells. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 was $667,357 which resulted primarily from our net loss of $984,099, depreciation and depletion expense of $8,058, impairment of oil and gas properties of $19,904, amortization of debt discount of $149,724, amortization and accretion of asset retirement obligations of $1,406, loss applicable to non-controlling interest of $87,527, loss on sale of oil and gas property and related equipment of $33,886, gain on settlement of a note payable of $28,690, change in fair value of warrant liability of $143,351, costs incurred in conjunction with issuance of convertible promissory notes of $110,810, stock based investment expense $27,600, decrease in accounts receivable of $9,674, decrease in inventory of $3,464, decrease in prepaid expenses and other current assets of $71,915, decrease in accounts payable of $6,972, increase in accrued expenses of $64,251, and increase in accrued interest payable of $82,590.

Table of Contents	27

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2015 was $100,793 primarily due to cash paid for purchase of property and equipment of $1,502, cash proceeds of $90,000 received from sale of oil and gas property and related equipment in Rogers and Nowata Counties in Oklahoma, cash paid for security deposit for bonds of $20,000, cash received from note receivable of $38,336, and cash paid for paid for acquisition of oil and gas properties of $5,041.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $755,500 primarily due to cash received from sale of preferred stock of $287,000, cash received from a promissory note of $55,000, cash received from convertible promissory notes of $118,500, and cash repayment of a promissory note payable of $50,000 to Pioneer Oil Development, and cash received from sale of 3 Units to limited partners in NWE Oil and Gas Program #1 LP for $345,000.

As a result of the above activities, we experienced a net increase in cash of $189,936 for the six months ended June 30, 2015. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Off-balance Sheet Arrangements

Since our inception through June 30, 2015, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

Table of Contents	28

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2015 were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarterly period ended June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	29

PART II.

Item 1. Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2015, the Company sold three (3) Units for an aggregate amount of $345,000 in its NWE Oil & Gas Program #1 LP to three foreign investors, as part of a $3,450,000 private placement for the development, drilling and marketing of oil and gas on the Company’s leases in Osage County, Oklahoma. Each Unit costs $115,000 and consists of one whole interest in the Limited Partnership and 115,000 shares of the Company’s common stock.

We relied upon Regulation S, Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. Each prospective investor was given a private placement memorandum, the Company’s Form 10-K, Form 10-Q and Form 8-K’s previously filed with the SEC. These materials and filings included all material aspects of an investment in us, including the business, management, offering details, risk factors, consolidated financial statements and use of proceeds. It is the belief of management that each of the individuals who invested has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment and therefore did not need the protections offered by registering their shares under Securities and Act of 1933, as amended. Each investor completed a Stock Purchase Agreement, a Consulting Agreement and/or Subscription Agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent. These offerings were not accompanied by general advertisement or general solicitation.

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

NEW WESTERN ENERGY CORPORATION

Date: August 12, 2015	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

Date: August 12, 2015	/s/ Haris Baha
Haris Baha, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	31