Form 10-Q
period 2015-09-30
New Western Energy Corp
filed 2015-11-16
CIK 1479488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

300 Spectrum Center Drive, Suite 400, Irvine, CA 92618

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 16, 2015 was 79,438,282.

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

PART I

Item 1.  Financial Statements.

New Western Energy Corporation and Subsidiaries
Consolidated Balance Sheets
	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$60,900	$11,000
Accounts receivable	10,350	25,389
Inventory	20,000	23,464
Notes receivable, net	26,664	65,000
Prepaid expenses and other assets	10,580	86,025
Total current assets	128,494	210,878

Property and equipment, net	42,543	210,752
Oil and gas properties, net	473,566	248,827
Other assets	21,930	1,930
Total Assets	$666,533	$672,387

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$65,781	$71,298
Accrued expenses	279,564	139,651
Accrued interest payable	15,842	143,397
Note payable, current portion, net of discount of $0 at September 30, 2015 and $536,841 at December 31, 2014	280,000	1,146,909
Convertible notes payable, current portion, net of premium and discount of $7,403 at September 30, 2015	360,700	—
Embedded conversion option liability	123,281	—
Warrant liability	176,555	291,003
Payable to related party	100	100
Total current liabilities	1,301,823	1,792,358

Convertible notes payable, net of discount of $53,274 at September 30, 2015	1,726	—
Accrued assets retirement obligation	6,750	4,000
Total long term liabilities	8,476	4,000

Total Liabilities	1,310,299	1,796,358

Commitments and contingencies (Note 9)

Stockholders' Deficit
New Western Energy Corporation and Subsidiaries Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 351,500 shares and 294,100 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	35	29
Common stock, $0.0001 par value, 250,000,000 shares authorized, 77,357,086 shares and 76,242,086 shares issued and to be issued and outstanding at September 30, 2015 and December 31, 2014, respectively	7,736	7,625

Table of Contents	1

New Western Energy Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)

	September 30, 2015	December 31, 2014
Additional paid in capital	9,780,642	7,130,199
Accumulated deficit	(10,924,976)	(8,525,719)
Total New Western Energy Corporation and Subsidiaries Stockholders' Deficit	(1,136,563)	(1,387,866)
Noncontrolling interest in consolidated subsidiaries	492,797	263,895
Total Stockholders' Deficit	(643,766)	(1,123,971)
Total Liabilities and Stockholders' Deficit	$666,533	$672,387

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	2

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues
Oil and gas sales	$18,452	$131,660	$77,801	$313,782

Operating expenses
Depreciation, depletion and amortization	3,932	18,904	12,271	76,785
General and administrative	236,411	505,932	1,051,271	1,587,743
Impairment expense	9,952	—	29,856	—
Loss on sale of oil leases	—	—	33,886	—
Oil and gas production	26,703	144,631	96,146	512,062
Total operating expenses	276,998	669,467	1,223,430	2,176,590

Loss from operations	(258,546)	(537,807)	(1,145,629)	(1,862,808)

Other income (expenses)
Interest expense	(167,725)	91,140	(496,349)	(1,288,617)
Gain (loss) on settlement of debt	(888,916)	(128,168)	(860,226)	(128,168)
Change in fair value of embedded conversion option and warrant liability income (expense)	(102,184)	304,802	41,167	1,131,241
Other income	—	—	10,000	—
Total other income (expenses)	(1,158,825)	267,774	(1,305,408)	(285,544)

Loss from operations before income tax	(1,417,371)	(270,033)	(2,451,051)	(2,148,352)
Provision for income tax	1,925	—	1,925	—
Net loss	(1,419,296)	(270,033)	(2,452,962)	(2,148,352)

Preferred stock dividend	(24,433)	(11,204)	(62,393)	(13,582)
Net loss applicable to common stock before allocation to noncontrolling interest	(1,443,729)	(281,237)	(2,515,355)	(2,161,934)

Net loss applicable to noncontrolling interest in consolidated subsidiaries	(28,571)	(81,672)	(116,098)	(211,170)
Net loss applicable to New Western Energy Corporation common stock	$(1,415,158)	$(199,565)	$(2,399,257)	$(1,950,764)

Basic and diluted net loss per share applicable to New Western Energy Corporation's common stock	$(0.02)	$(0.00)	$(0.03)	$(0.03)

Weighted average number of shares outstanding - Basic and Diluted	76,846,325	74,265,144	76,246,903	73,460,791

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	3

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the nine months ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss applicable to New Western Energy Corporation common stock	$(2,399,257)	$(1,950,764)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	12,271	38,642
Impairment expense	29,856	—
Amortization of debt discount	181,647	966,951
Amortization of mineral property	—	38,143
Amortization and accretion of asset retirement obligations	1,750	—
Amortization of deferred debt issuance cost	21,994	137,887
Amortization of embedded conversion option Liability	1,582
Loss applicable to noncontrolling interest	(116,098)	(211,170)
Loss on sale of oil and gas property and related equipment	33,886	—
(Gain) loss on settlement of convertible note payable	(28,690)	128,168
Loss on conversion of preferred stock dividend to equity	13,112	—
Loss on conversion of promissory note to equity	875,804	—
Change in fair value of embedded conversion option liability	73,281	(654,692)
Change in fair value of warrant liability	(114,448)	(471,201)
Costs incurred in conjunction with issuance of convertible notes	183,103	—
Stock based investment expense	27,600	—
Changes in operating assets and liabilities:
Accounts receivable	25,039	(10,700)
Inventory	3,464	(9,833)
Prepaid expenses and other current assets	77,207	171,434
Accounts payable	(5,517)	1,073
Accrued expenses	107,761	89,746
Accrued interest payable	122,522	55,684
Net cash used in operating activities	(872,131)	(1,680,632)

Cash Flows From Investing Activities:
Cash paid for purchase of property and equipment	(1,502)	(43,564)
Cash proceeds from sale of oil and gas property and related equipment	90,000	—
Cash paid for security deposits	(20,262)	—
Cash advanced towards a note receivable	—	(75,000)
Cash received from a note receivable	38,336	10,000
Cash paid for purchase and capitalized cost of oil and gas properties, net	(60,041)	(50,000)
Net cash provided by (used in) investing activities	46,531	(158,564)

Cash Flows From Financing Activities:
Cash received from sale of preferred stock	287,000	635,000
Cash received from a note payable	55,000	—
Cash received from convertible promissory notes	238,500	20,000
Cash repayment of a note payable	(50,000)	(308,000)
Cash received from sale of ownership interest in limited partnership	345,000	—
Repayments of related party advances	—	(1,922)
Net cash provided by financing activities	875,500	345,078

Table of Contents	4

New Western Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
	For the nine months ended September 30,
	2015	2014
Net increase (decrease) in cash and cash equivalents	49,900	(1,494,118)

Cash and cash equivalents, beginning of the period	11,000	1,523,181

Cash and cash equivalents, end of the period	$60,900	$29,063
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,925	$—
Cash paid for interest	$—	$90,462

Supplemental disclosures of non-cash investing and financing activities:
Debt discount	$48,418	$73,591
Promissory notes issued for lease purchases	$115,000	$110,000
Exchange of oil and gas properties for settlement of convertible notes payable	$—	$595,000
Settlement of convertible note payable in exchange for oil lease properties	$—	$924,000
Settlement of debt by issuance of options to purchase common shares/issuance of common shares	$2,300,000	$91,161
Common shares issued to consultant as prepaid for services	$—	$259,000
Settlement of preferred stock dividend by issuance of common shares	$47,847	$—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	5

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

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

On January 2, 2012, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Royal Texan Energy Co. (“RTE”) and RTE became a wholly-owned subsidiary of the Company. RTE conducts its business as a separate operating company.

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

On December 22, 2014, the Company formed New Western Montana Oil & Gas Corporation (the “New Western Montana”) as its wholly owned subsidiary, to enter into an operating agreement with Forward Energy, LLC, a Montana limited liability company. New Western Montana is the managing member of NWE/Forward Energy LLC owning a 51% interest and Forward Energy owning a 49% interest in the LLC.

On April 9, 2015, the Company formed NWE Oil & Gas Program #1 LP, a California limited partnership, for the sole purpose of (a) acquiring and drilling, managing, owning, re-working and operating oil and gas wells located on the leased property in Osage County, Oklahoma, and (b) acquisition of new oil and gas wells. The Company is the General Partner and shall own not less than a 51% ownership interests and the Limited Partners shall own up to 49% ownership interest in the California limited Partnership. The Company plans to sell up to 20 limited partner interests and each limited partner can purchase 2.45% interest in the limited partnership for $115,000. The Company has currently sold three units or 7.35% of the allocated limited partners’ interest.

On May 1, 2015, the Company formed New Osage Energy Corporation, a wholly-owned subsidiary, registered in the state of Oklahoma, to operate and manage the Company’s oil and gas properties in Oklahoma.

Table of Contents	6

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

Basis of presentation

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2015, and the results of operations and cash flows for the three months and nine months ended September 30, 2015. The balance sheet as of December 31, 2014 is derived from the Company’s audited consolidated financial statements.

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

At September 30, 2015, the Company had working capital deficit of $1,173,329, incurred a net loss applicable to New Western Energy Corporation common stockholders of $2,399,257 for the nine months ended September 30, 2015 and used cash in operating activities of $872,131. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries New Western Mineral Extraction Corporation, Royal Texan Energy Co., New Western Operating LLC, New Western Montana Oil & Gas Corporation, New Osage Energy Corporation, the Company’s 51% majority owned subsidiaries 2013 NWE Drilling Program 1 LP, and the Company’s 92.65% majority owned subsidiary NWE Oil & Gas Program #1 LP. All intercompany balances and transactions are eliminated in consolidation.

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

September 30, 2015 and 2014

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

The Company’s financial instruments consist principally of cash, accounts and notes receivable, accounts payable, Notes payable, warrant liabilities, embedded conversion option liabilities, and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at September 30, 2015:

		Fair Value Measurements at September 30, 2015
	Carrying Value at September 30, 2015 (Unaudited)	(Level 1) (Unaudited)	(Level 2) (Unaudited)	(Level 3) (Unaudited)

Warrant Liabilities	$176,555	$—	$—	$176,555

Embedded Conversion Option Liability	$123,281	$—	$—	$123,281

The following is a summary of activity of Level 3 assets and liabilities for the period ended September 30, 2015:

Warrant Liabilities
Balance - December 31, 2014	$291,003
Additions	—
Change in fair value	(114,448)
Balance – September 30, 2015	$176,555

Embedded Conversion Option Liability
Balance - December 31, 2014	$—
Additions	50,000
Initial value of Embedded Conversion Option	62,082
Change in fair value	11,199
Balance – September 30, 2015	$123,281

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

September 30, 2015 and 2014

(Unaudited)

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

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible Notes and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2015, there were Class E, F and G Warrants outstanding for 18,860,920 common shares that if exercised, may dilute future earnings per share, 3,000,000 stock options outstanding awarded to employees and consultants, and stock options issued to a stockholder convertible into 50,000,000 shares of common stock.

Reclassification of Prior Period Amounts

Certain amounts in comparative periods have been reclassified in the Company’s consolidated financial statements and related footnotes to conform to the current presentation.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. Retrospective application is required. The Company has evaluated the impact this guidance on its Consolidated Balance Sheet as of September 30, 2015 which resulted in the reduction of assets and liabilities by approximately $12,000.

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

September 30, 2015 and 2014

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

The Limited Partnership recorded a loss of $58,309 and $236,935 for the three months and nine months periods ended September 30, 2015 as compared to a loss of $166,678 and $430,960 for the same comparable periods in 2014. The Company allocated $28,571 and $116,098 of the limited partnership’s loss for the three months and nine months periods ended September 30, 2015, and $81,672 and $211,170 of the limited partnership’s loss for the three months and nine months periods ended September 30, 2014 to its noncontrolling member in its consolidated financial statements as of September 30, 2015 and 2014, respectively. As a result, the noncontrolling interest of the limited partner was reduced to $147,797 at September 30, 2015.

The following provides a summary of activity in the noncontrolling interest (“NCI”) in Limited Partnership, a consolidated subsidiary account for the nine months ended September 30, 2015 and 2014:

Balance NCI at December 31, 2013	$511,942
Contribution by noncontrolling interest	—
Net loss applicable to noncontrolling interest for nine months ended September 30, 2014 – 49%	(211,170)
Balance NCI at September 30, 2014	$300,772

Balance NCI at December 31, 2014	$263,895
Contribution by noncontrolling interest	—
Net loss applicable to noncontrolling interest for nine months ended September 30, 2015 – 49%	(116,098)
Balance NCI at September 30, 2015	$147,797

Table of Contents	12

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

NWE Oil & Gas Program #1 LP

On April 9, 2015, the Company formed an entity NWE Oil & Gas Program #1 LP, a California limited partnership (the “California Limited Partnership”), for the sole purpose of (a) acquiring and drilling, managing, owning, re-working and operating oil and gas wells located on the leased property in Osage County, Oklahoma, and (b) new oil and gas wells. The Company became the General Partner and shall own 21 Units which shall represent 51% ownership of the California Limited Partnership. The Limited Partners shall own no more than 20 Units which shall represent 49% of the California Limited Partnership. As of June 30, 2015, the Company received cash contributions of $345,000 from three non-affiliated limited partners from the sale of three (3) Units of $115,000 each. The Company is obligated to contribute as General Partner $23,000 in cash for its ownership interest and the Company has not made its cash contribution as of September 30, 2015. The partnership commenced on April 9, 2015 and will continue for a term of 25 years unless sooner terminated in accordance with the terms of the agreement. Pursuant to the terms of the partnership agreement, the net income and distributions of the partnership shall be allocated 70% to the Limited Partners and 30% to the General Partner, until the Limited Partners has received in cash distributions an amount equal to their initial capital plus a 30% return on their original invested capital. Thereafter, net income and distributions shall be allocated 30% to the Limited Partners and 70% to the General Partner. Any net proceeds from the sale of any of the leases owned by the partnership shall be distributed 49% to the Limited Partners in accordance with each Limited Partner’s capital account and 51% to the General Partner.

The following provides a summary of activity in the noncontrolling interest (“NCI”) in California Limited Partnership, a consolidated subsidiary account for the nine months ended September 30, 2015:

Balance NCI at December 31, 2014	$—
Contributions by NCI	345,000

Balance NCI at September 30, 2015	$345,000

Total noncontrolling interest in consolidated subsidiaries amounted to $492,797 and $263,895 as of September 30, 2015 and December 31, 2014, respectively.

NOTE 4: OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil properties consist of the following:

Table of Contents	13

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

Name of the Property	Type	September 30, 2015 (Unaudited)	December 31, 2014
Rogers County, OK - Glass Lease	Oil	$-	$221,000
Rogers County, OK - Phillips Lease	Oil	-	130,000
Rogers County, OK (9) Leases	Oil	-	378,600
Chautauqua County, KS - B&W Ranch Lease	Oil & Gas	75,000	75,000
Chautauqua County, KS - Charles & Nancy Smith Lease	Oil & Gas	24,750	24,750
Chautauqua County, KS - Lloyd & Patricia Fields Lease	Oil & Gas	14,400	14,400
Chautauqua County, KS - Rinck Lease	Oil & Gas	24,750	24,750
Osage County, OK – Branson Leases	Oil & Gas	40,000	-
Osage County, OK – (3) Renco Leases	Oil & Gas	185,000	-
Wilson County, KS – Farwell, Puckett & Farwell/Eagle Lease	Oil & Gas	251,208	251,208
Doug & Wendy Strauch – Brown Lease, Montana	Oil & Gas	5,040	-
Nowata County, OK (4) Leases	Gas	-	35,000
Shackelford County, TX – Terry Heirs	Oil	9,722	9,722
		629,870	1,164,430
Asset Retirement Obligation		4,563	4,000
Impairment allowance		(160,867)	(919,603)
Total		$473,566	$248,827

There were no exploration well costs capitalized for more than one year following the completion of drilling.

The following oil and gas leases were acquired and sold during the nine months ended September 30, 2015.

Acquisition of Oil and Gas Leases in Montana

In February 2015, the Company entered into a Lease Purchase Agreement with a third party to acquire oil and gas lease properties, wells and equipment located in Counties of Yellowstone, Golden Valley, Treasure, Musselshell and surrounding Counties of the Crooked Creek Field within South Central Montana. The Company has paid a purchase consideration of $4,000 to the third party for such acquisition of leases. On May 26, 2015, the Company extended the terms of the Lease Purchase Agreement and paid an additional consideration of $1,040 to the third party as additional acquisition cost. The Company has not started any exploration and production as of September 30, 2015.

Assignment of Rogers County and Nowata County, Oklahoma Leases

Glass Lease, and (9) Leases- Jackson Lease, Anna Lease, Kerrigan Lease, Everett Lease, Jameson Lease, Thomas Lease, Winchester Lease, Winchester II Lease, Roberts Lease, Roebuck Lease, Taylor Lease and Walker Lease (“Leases”)

On January 22, 2015, the Company entered into an agreement with a third party to assigns all of its rights and ownership interests in these Leases for $100,000. The transaction closed on March 1, 2015 and the Company has received $90,000 of the sale price on March 3, 2015. The remaining balance of $10,000 will be received subject to completion of takeover of the Leases. As a result of assignment of these Leases, the Company has recorded a loss of $33,886 on assignment for the nine months ended September 30, 2015.

Table of Contents	14

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

Acquisition of Branson Leases in Osage County, Oklahoma

On August 1, 2015, the Company entered into a Purchase of Leases Agreement (the “Agreement”) to purchase from PEMCO, LLC, an Oklahoma Limited Liability Company, the owner and operator of 17 Quarter Sections of oil and gas leases in Osage County, Oklahoma, (the “Branson Leases”) together with equipment, machinery, pipes and tools, subject to completion of due diligence period and certain agreed terms. PEMCO granted the Company the right to perform due diligence prior to the purchase of the Assets. The Company agreed to pay PEMCO a consideration of $40,000 as Initial Payment upon execution of the Agreement, and for the extension period, if applicable, $10,000 as Extension Payment within 10 days prior to the end of the initial period. The initial due diligence commenced on August 1, 2015 and shall continue for a period of 60 days, and may be extended by the Company for an additional 30 days consecutive after the expiration of the initial due diligence period. On July 31, 2015, the Company paid to PEMCO $40,000 as Initial payment for the purchase of leases. The Company has completed its due diligence as of September 30, 2015 and closed the purchase. The Company has not started any exploration and production as of September 30, 2015.

Acquisition of Renco Leases in Osage County, Oklahoma

On August 31, 2015, the Company entered into a Lease Purchase Agreement with Renco Energy, Inc., an Oklahoma corporation, to purchase three (3) 160 acre oil and gas leases located in Osage County, Oklahoma, together with equipment, machinery, pipes and tools located thereon for a purchase consideration of $185,000. The agreement required the purchase price to be paid $15,000 in cash, assumption of estimated $55,000 in debt owed by Renco Energy to third parties, and the balance of $115,000 in the form of a promissory Note bearing 5% per annum interest. The principal sum of the promissory Note and interest shall be payable in ten installments of $11,500 each plus accrued interest, commencing on with the first installment on October 15, 2015 and on the 15th day of each month thereafter until paid in full. The transaction closed on September 1, 2015. Upon closing, the Company made a cash payment of $15,000, executed a promissory Note of $115,000 and is currently in negotiations to settle the third parties debt of $55,000. The Company has not started any exploration and productions as of September 30, 2015.

NOTE 5: NOTE RECEIVABLE

On April 1, 2014, the Company made a short-term advance of $75,000 to Legend, an entity with whom the Company had previously entered into a merger agreement on January 23, 2014. The advance is non-interest bearing, unsecured and is to be returned to the Company by Legend by February 28, 2015 or within 60 days, if the merger between the Company and Legend is terminated, whichever first occurs. On April 30, 2014, the Company terminated the merger agreement with Legend. The Company received one payment of $10,000 from Legend during 2014 and the outstanding balance of short-term advance at December 31, 2014 amounted to $65,000. On January 7, 2015, the Company and Legend entered into a settlement agreement and mutual release of claims due to the disputes arising between the two parties. Pursuant to the terms of settlement, Legend agreed to pay the settlement amount of $65,000 of which amount $10,000 was paid on January 7, 2015 and agreed to make six (6) equal payments of $9,167 each month starting February 7, 2015 in satisfaction of full payment of short-term advance. The Company has received payments of $38,336 against the settlement amount as of September 30, 2015. Legend is in default of making its settlement payments of $26,664 as of September 30, 2015. The Company is evaluating its options to enforce a stipulated judgment against Legend. The Company has not provided an allowance for uncollected balances as of September 30, 2015.

Table of Contents	15

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

NOTE 6: NOTES PAYABLE

Notes payable consist of:

	September 30,	December 31,
	2015	2014
	(Unaudited)
Note payable to a third party, unsecured, bearing interest at 5% per annum, due on May 30, 2015, is subordinated in right of payment to the prior payment in full of all bank rediscount line of credit or loan	$—	$73,750
Stockholder Note payable, secured, bearing interest at 10% per annum, due on October 31, 2015, is subordinated in right of payment to the prior payment in full of all future bank rediscount lines of credit or loans	—	1,500,000
Note payable to an entity owned by a director, secured, bearing interest at 5% per annum, due on August 31, 2015	110,000	110,000
Note payable to a third party, unsecured, bearing interest at 5% per annum, due on August 30, 2016, is subordinated in right of payment to the prior payment in full of all bank rediscount line of credit or loan	55,000	—
Note payable to a third party, secured, bearing interest at 5% per annum, due on July 3, 2016	115,000	—
	280,000	1,683,750
Notes payable - current portion	280,000	1,683,750
Notes payable – long term portion	—	—
Less: Unamortized debt discount and debt issuance costs	—	(536,841)
Notes payable – current portion, net of debt discounts	$280,000	$1,146,909

The Company is in default of a note payable of $110,000 due to an entity owned by a director of the Company. The note holder has not made a demand for the past due note balance as of the date of this report.

The Company recorded interest expense on these Notes of $36,063 and $116,467 for the three months and nine months ended September 30, 2015 and $38,888 and $115,716 for the same comparable periods in 2014.

Table of Contents	16

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

NOTE 7: CONVERTIBLE NOTES PAYABLE

Convertible Notes payable consist of:

	September 30, 2015	December 31, 2014
	(Unaudited)
Note payable to a third party, secured, bearing interest at 8% per annum, due December 30, 2015 (Note 1)	$79,000	$—
Note payable to a third party, secured, bearing interest at 8% per annum, due March 3, 2016 (Note 2)	54,000	—
Note payable to a third party, secured, bearing interest at 6% per annum, due July 1, 2016 (Note 3)	53,500	—
Note payable to a third party, secured, bearing interest at 8% per annum, due September 8, 2016 (Note 4)	27,000	—
Note payable to a third party, bearing interest at 12% per annum, due September 9, 2017 (Note 5)	55,000	—
Total	268,500	—
Convertible Note payable – current portion	213,500	—
Premium on Note 1, Note 2, Note 3 and Note 4 payable	154,603	—
	368,103
Less: Debt discount	(7,403)
Convertible Notes payable, current portion, net of premium and discount	360,700	—
Convertible Note payable – long term portion	55,000	—
Less: Debt discount	(53,274)	—
Convertible Notes payable, long term, net of debt discount	$1,726	$—

Convertible Promissory Note 1 (“Note 1”)

On March 26, 2015, the Company executed a Convertible Promissory Note (the “Note 1”) and received $75,000 (the “Draw”) net of $4,000 in legal fees, on April 20, 2015. The principal sum of $79,000 together with any interest on the unpaid balance at the rate of 8% per annum will become due on December 30, 2015. The Note 1 may not be prepaid in whole or in part. No amount of principal or interest on Not 1 which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the same is paid. Interest shall commence accruing on the date that the Note 1 is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of this Note 1and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this Note 1 into fully paid and non-assessable shares of common stock or other securities of the Company into which such common stock shall hereafter be changed or reclassified at the conversion price determined as provided herein; provided, however, that in no event shall the holder be entitled to convert any portion of this Note 1 in excess of that portion of the Note 1 upon conversion of which the sum of 1) the number of shares of common stock beneficially owned by the holder and (2) the number of shares of common stock issuable upon the conversion of the portion of this Note 1 with respect to which the determination of this provision is being made, would result in beneficial ownership by the holder of more than 9.99% of the outstanding shares of common stock. The conversion price shall equal the Variable Conversion Price subject to equitable adjustments. The Variable Conversion Price shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). Market price means the average of the lowest 3 trading prices for the common stock during the 10 trading day period ending on the latest trading day prior to the conversion date.

Table of Contents	17

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

The net carrying value of Note 1 at September 30, 2015 and December 31, 2014 was $79,000 and $0, respectively. The Company recorded a premium of $57,207 on the issuance date as the Note is considered stock settled debt which is charged to interest expense for the three months and nine months periods ended September 30, 2015. In addition, the Company recorded an interest expense of $1,593 and $2,822 for the three months and nine months periods ended September 30, 2015.

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

The net carrying value of Note 2 at September 30, 2015 and December 31, 2014 was $54,000 and $0, respectively. The Company recorded a premium of $39,103 on the issuance date as the Note is considered stock settled debt which is charged to interest expense for the three months and nine months periods ended September 30, 2015. In addition, the Company recorded an interest expense of $1,089 and $1,408 for the three months and nine months periods ended September 30, 2015.

Table of Contents	18

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

Convertible Promissory Note 3 (“Note 3”)

On July 1, 2015, the Company executed a Convertible Promissory Note (the “Note 3”) of $53,500 and received cash proceeds of $45,000 on July 14, 2015 (the “Draw”) net of fees of $7,000. The principal sum of $53,500 together with any interest on the unpaid balance at the rate of 6% per annum will become due and payable on July 1, 2016. The Note 3 may be prepaid pursuant to the following schedule: 1) Payment on Day 1-90 will result in 125% of the face value being owed 2) Payment on Day 91-180 will result in 145% of the face value being owed. Interest after the date of issuance shall be computed on the basis of a 365-day year and the actual number of days elapsed. The Holder shall have the right on or after 180 days from the date of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of common stock, as such common stock exists on the issue date, or any shares of capital stock or other securities of the Borrower into which such common stock shall hereafter be changed or reclassified at the conversion price (the "Conversion Price") determined as provided herein (a "Conversion"); provided, however, that in no event shall the holder be entitled to convert any portion of this Note 3 in excess of that portion of this Note 3 upon conversion of which the sum of (1) the number of shares of common stock beneficially owned by the holder and its affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Note 3 or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (2) the number of shares of common stock issuable upon the conversion of the portion of this Note 3 with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of common stock. The shares to be issued pursuant to conversions are subject to the legal opinion letter, customary and satisfactory to parties hereto as provided by the holder.) The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the lowest Trading Price for the common stock during the fifteen trading day period ending on the latest complete trading day prior to the Conversion Date.

The net carrying value of Note 3 at September 30, 2015 was $53,500. The Company recorded a premium of $38,741 on the issuance date as the Note is considered stock settled debt which is charged to interest expense for the three months and nine months periods ended September 30, 2015. For the three months ended September 30, 2015, the Company has recognized interest expense of (1) $1,477 related to the amortization of the OID, and (2) $677 on the principal balance as it related to this Note 3.

Table of Contents	19

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

Convertible Promissory Note 4 (“Note 4”)

On September 8, 2015, the Company executed a Convertible Redeemable Note (the “Note 4”) of a principal amount of $27,000, bearing an interest rate of 8% per annum, both the principal and interest due on September 8, 2016. The Company received cash proceeds of $25,000 upon execution of Note 4. The Note 4 may be prepaid with the following penalties: (i) < 30 days – 118% of principal plus accrued interest, (ii) 31-60 days – 124% of principal plus accrued interest, (iii) 61-90 days – 130% of principal plus accrued interest, (iv) 91-120 days – 136% of principal plus accrued interest, (v) 121-150 days – 142% of principal plus accrued interest, (vi) 151-180 days – 148% of principal plus accrued interest. Interest shall be paid by the Company in common stock (“Interest Shares”). Holder may, at any time, send in a Notice of Conversion to the Company for interest shares based on an agreed formula. The dollar amount converted into Interest Shares shall be all or a portion of the accrued interest calculated on the unpaid principal balance of this Note to the date of such notice. The Note 4 may not be prepaid after the 180th day. Such redemption must be closed and funded within 3 days of giving notice of redemption of the right to redeem shall be null and void. The holder of this Note is entitled, at its option, at any time after 180 days, and after full cash payment for the shares convertible hereunder, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price (“Conversion Price”) for each share of common stock equal to 58% of the lowest trading of the common stock as reported on the National Quotation Bureau OTCQB exchange for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. To the extent the Conversion Price of the Company’s common stock closed below the par value per share, the Company will take steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In no event shall the holder be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the holder and its affiliates would exceed 9.9% of the outstanding shares of the common stock of the Company.

The net carrying value of Note 4 at September 30, 2015 was $27,000. The Company recorded a premium of $19,552 on the issuance date as the Note is considered stock settled debt which is charged to interest expense for the three months and nine months periods ended September 30, 2015. For the three months ended September 30, 2015, the Company has recognized interest expense of (1) $121 related to the amortization of the OID, and (2) $130 on the principal balance as it related to this Note 4.

Convertible Promissory Note 5 (“Note 5”)

On September 3, 2015, the Company received $50,000 (the “Draw”) from a third party against a $250,000 Convertible Promissory Note (the “Note 5”) executed on September 8, 2015 (“the Effective Date”). The total consideration receivable against the Note 5 is $225,000, with the Note bearing $25,000 original issue discount (OID). The Company received a cash consideration of $50,000 from the investor upon closing of this Note. The principal sum due to the investor on Note 5 shall be $55,000 which included an OID of $5,000. The Maturity Date of Note 5 is two years from the date of receipt of cash consideration. The Conversion Price is the lesser of $0.05 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will the investor convert any amount of the Note 5 into common stock that would result in the Investor owning more than 4.99% of the common stock outstanding.

Table of Contents	20

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

The Company may repay Note 5 at any time on or before 90 days from the Effective Date, after which the Company may not make further payments on this Note 5 prior to the Maturity Date without written approval from the Investor. If the Company repays a payment of consideration on or before 90 days from the Effective Date of that payment, the interest rate on that payment of consideration shall be 0%. If the Company does not repay a payment of consideration on or before 90 days from the Effective Date, a one-time interest charge of 12% shall be applied to the principal sum. Any interest payable is in addition to the OID, and that OID remains payable regardless of time and manner of payment by the Company. The investor has the right, at any time after the Effective Date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. All conversions shall be cashless and not require further payment from the investor. If no objection is delivered from the Company to the investor regarding any variable or calculation of the conversion notice within 24 hours of delivery of the conversion notice, the Company shall have been thereafter deemed to have irrevocably confirmed and irrevocably ratified such notice of conversion and waived any objection thereto. The Company shall deliver the shares from any conversion to the investor within three (3) business days of conversion notice delivery.

In connection with the issuance of the Note 5, the Company recorded a loan discount related to the OID in the amount of $5,000 which will be amortized to interest expense over the term of the Draw. In accordance with ASC 815, the Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $50,000 which will be amortized to interest expense over the term of the Draw and an initial change in fair value of $62,082 for a total initial embedded conversion option liability of $112,082. For the three months ended September 30, 2015, the Company has recognized interest expense of (i) $144 related to the amortization of the OID, (ii) $1,582 related to the amortization of the embedded conversion option liability discount, and (iii) $380 on the principal balance as it related to this Note 5.

As a result of above issuance of Note 1, Note 2, Note 3, Note 4 and Note 5, the Company recorded a premium of $154,603 on the convertible Notes payable as the Notes are considered stock settled debt which was charged to interest expense as of September 30, 2015. For the three months and nine months periods ended September 30, 2015, the Company also recorded interest expense of (i) $1,741 and $1,741 related to the amortization of OID, (ii) $1,582 and $1,582 related to the amortization of the conversion option liability discount, and (iii) $3,869 and $5,418 on the principal balance as it related to the above Notes.

NOTE 8: RELATED PARTY TRANSACTIONS AND BALANCES

At September 30, 2015 and December 31, 2014, advances, net of repayments, made to the Company by the Chief Executive Officer (“Officer”) for its working capital requirements amounted to $100 and $100, respectively. Amounts due to the Officer are unsecured, non-interest bearing and due on demand without specific repayment terms.

On June 1, 2013, the Company entered into a business consulting and marketing agreement with its non-executive director for a twelve month period at the rate of $2,500 per month. The agreement terminated on May 31, 2014 and the non-executive director continued to provide services to the Company for adhoc fees. The Company recorded an expense of $22,000 and $77,000 as consulting fees for the three and nine months ended September 30, 2015 as compared to $15,000 and $35,000 for the same periods ended September 30, 2014.

Table of Contents	21

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

On July 1, 2014, the Company entered into a business advisory and consulting agreement for a twelve months term, with a management company related to the Chief Executive Officer. The Company agreed to pay $5,000 monthly cash payment and issued 400,000 shares of its common stock valued at $56,000. The common shares issued are valued at the closing price of stock on the effective date of the consulting agreement and the value is recorded as a prepaid expense to be amortized over the service period. The Company recorded an expense of $0 and $58,000 as consulting expense for the three and nine months ended September 30, 2015 as compared to $29,000 and $29,000 for the same periods in 2014.

The Company engages an entity owned by a director of the Company to be the operator on its oil and gas lease properties in Wilson County, Kansas. The Company has recorded an expense of $24,240 and $82,350 for lease operating expenses and administration for these oil and gas leases for the three and nine months ended September 30, 2015. The Company paid the operator $493,582 and $737,156 for lease operating expenses and administration for these oil and gas leases for the same periods ended on September 30, 2014. Amount payable to the entity owned by the director was $16,609 and $26,635 at September 30, 2015 and December 31, 2014, respectively.

On August 31, 2014, the Company acquired the remaining 12.5% working interest in Volunteer and Lander Leases in Wilson County, Kansas (“Leases”), from an entity owned by a director for $125,000 and obtained the 100% working interest in the Leases. The Company paid $15,000 in cash and executed a promissory Note for $110,000 (See NOTE 6). The Company recorded an interest expense of $1,375 and $4,125 for the three and nine months ended September 30, 2015. Interest payable to the director amounted to $5,958 as of September 30, 2015 and $1,833 as of December 31, 2014.

The Company recorded director fee expense of $12,000 and $36,000 for the three and nine months ended September 30, 2015 and $12,000 and $36,000 for the three and nine months ended September 30, 2014. Director fees of $69,000 and $44,000 remain payable as of September 30, 2015 and December 31, 2014, respectively.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Employment Agreement

On January 1, 2014, the Company entered into an employment agreement with its Chief Executive Officer to retain his services through the year ended December 31, 2018. As an inducement to enter into the employment agreement, the Company paid a signing bonus of cash payment of $50,000 on January 6, 2014. Pursuant to the terms of the employment agreements, total minimum compensation commitments for years ended December 31, 2014 through 2018 are $240,000, $252,000, $264,600, $277,830 and $291,722, respectively. The Company recorded a compensation expense of $63,000 and $189,000 for the three and nine months ended September 30, 2015 and $60,000 and $180,000 for the same periods ended September 30, 2014.

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

September 30, 2015 and 2014

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

On March 10, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with Fodere Titanium Limited for the assignment of a license to a patent for a new process for the extraction of minerals from tailings in the United Sates (the “License) in exchange for the issuance of 5,000,000 shares of the Company’s common stock (the “Shares”). The transaction was never consummated. The License was never assigned and the Shares were never issued. On May 11, 2015, the parties entered into a Cancellation of Agreement and Mutual Releases agreement (the “Agreement”). The Agreement formally cancelled and terminated the SPA and each party to the SPA released the other party from any liabilities relating to entering into the SPA.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

NOTE 10: STOCKHOLDERS' EQUITY

The Company’s authorized common shares and preferred shares at September 30, 2015 were 250,000,000 and 5,000,000 shares respectively, both with a par value of $0.0001 per share.

Common Stock

Pursuant to the settlement of litigation with Brent and Brook Hatchett on February 10, 2015, the Company cancelled 600,000 shares of previously issued but not distributed shares of its common stock and returning it to authorized but unissued status, thus reducing the Company’s current number of shares outstanding by 600,000 shares (See NOTE 9). The Company has not issued and distributed to Hatchetts the remaining 100,000 shares of common stock as of the date of this report.

The Company agreed to issue to investors 115,000 shares of its common stock, as an inducement to purchase one Unit for $115,000 in NWE Oil & Gas Program #1 LP, a limited partnership ( the “Partnership”) of which the Company is the General Partner and owns 51% of the total Partnership’s interest. During the nine months ended September 30, 2015, the Company issued 345,000 shares of its common stock and valued the shares at the closing price of common stock on the date the investor purchased a Unit in the Partnership. For the three months and nine months periods ended September 30, 2015, the Company recorded the fair value of 345,000 shares of common stock as investment expense of $27,600 and $27,600, respectively, as compared to $0 and $0, respectively, for the same comparable periods ended September 30, 2014.

On August 6, 2015, the Company issued 1,270,000 shares of common stock valued at $47,847 in settlement of preferred stock dividend payable to Series A Preferred Stockholders as of June 30, 2015.

Table of Contents	23

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

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

The Company has sold 127,000 Units and raised $635,000 as of September 30, 2015. The Company has issued 254,000 Series A 7% convertible Preferred Shares, par value $0.0001 per share, and warrants to purchase 2,540,000 shares of common shares at an exercise price of $0.30 per share as of September 30, 2015. The Company has recorded preferred stock dividend expense of $15,832 and $38,893 for Series A Preferred Stockholders for the three months and nine months ended September 30, 2015, and $11,204 and $13,582 for the same comparable periods ended September 30, 2014. On August 6, 2015, Series A Preferred Stockholders agreed to receive 1,270,000 common shares to settle $47,848 of preferred stock dividend payable to them as of June 30, 2015. The Company issued 1,270,000 shares of common stock valued at their fair value of $60,960 to settle the preferred stock dividend payable to Series A Preferred shareholders and recorded a loss of $13,112 upon settlement of preferred stock dividend to Series A Preferred Stockholders for the three months ended September 30, 2015. Series A Preferred Stock dividend payable at September 30, 2015 and December 31, 2014 was $15,832 and $24,786, respectively.

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

The Company has sold 97,500 Units and raised $487,500 as of September 30, 2015. The Company has issued 97,500 Series B 7% convertible Preferred Shares, par value $0.0001 per share, and warrants to purchase 2,437,500 shares of common shares at an exercise price of $0.20 per share as of September 30, 2015. The Company has recorded preferred stock dividend expense of $8,601 and $23,500 for Series B Preferred Stockholders for the three months and nine months ended September 30, 2015, and $0 for the same comparable periods ended September 30, 2014. Series B preferred stock dividend payable at September 30, 2015 and December 31, 2014 was $26,213 and $2,713, respectively.

Table of Contents	24

New Western Energy Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

As a result of all stocks, options and warrant issuances as of September 30, 2015, the Company had 77,357,086 shares of common stock issued and outstanding, 351,500 shares of preferred stock issued and outstanding, 3,000,000 stock options convertible into common stock, 7,500,000 Class E Warrants, 8,923,420 Class F Warrants, 2,437,000 Class G Warrants for conversion into common stock.

NOTE 11: CONCENTRATIONS

Concentration of Operators

As of September 30, 2015, the Company used two operators for the leased properties for which the Company has current activities. The Company also has one mineral lease with another lessor. There has been no activity on the mineral lease other than initial lease acquisition costs relating to the mineral lease as of September 30, 2015.

Concentration of Customer

The Company sells its oil product to two separate customers and gas products to two separate customers.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2015. The Company’s bank balances did not exceed FDIC insured amounts as of September 30, 2015.

NOTE 12: SUBSEQUENT EVENTS

On October 21, 2015, the Company converted $12,000 of the debt by issuance of 736,196 shares of its common stock valued at $0.0163 per share. The Conversion Price is 58% of the lowest trade price of $0.028 in the 10 trading days previous to the conversion date.

On October 21, 2015, the Company issued 345,000 shares of its common stock to three investors valued at $10,695 at their fair value on the date of issuance. During May 2015 and June 2015, these investors purchased three Units for $345,000 in NWE Oil & Gas Program #1 LP, a limited partnership (“Partnership”), of which the Company is the General Partner and owns 51% of the total Partnership’s interest. The Company recorded $10,695 as additional expense for investing in the Partnership.

On October 21, 2015, the Company issued 1,000,000 shares of its common stock valued at $31,000 at their fair value on the date of issuance, to a non-executive director as compensation for negotiating settlement of its debt with a shareholder.

Table of Contents	25

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

Overview

We are an oil and gas and mineral exploration and production company with current projects located in Kansas, Montana, Oklahoma and Texas. Our principal business is in the acquisition, exploration and development of, and production from oil, gas and mineral properties. We have a limited operating history with nominal revenues. On December 1, 2010, we formed an entity named New Western Texas Oil and Gas Corporation (“New Western Texas”) incorporated in the State of Nevada, as our wholly-owned subsidiary. New Western Texas started its operations in January 2011. On May 3, 2013, we changed the name of New Western Texas to New Western Gas Corporation (“New Western Gas”), and on March 9, 2015, we again changed the name of New Western Gas to New Western Mineral Extraction, Inc. On January 2, 2012, we acquired 100% of the issued and outstanding capital stock of Royal Texan Energy Co. (“RTE”), a Texas corporation. RTE’s principal business operations are acquisitions, exploration and development of, and production from oil and gas properties located in Texas. We acquired RTE primarily due to its lease ownership interests in oil and gas properties and the Company’s requirement to have an operator for exploration and production of oil and gas in Texas. On March 12, 2013, we formed 2013 NWE Drilling Program 1 LP, a California Limited Partnership (the “Limited Partnership”). We became the General Partner and own 51% of the Limited Partnership. A shareholder of the Company became the limited partner holding 49% of the Limited Partnership. The Limited Partnership was specifically formed to drill three oil wells on the Company’s B&W Ranch lease in the Chautauqua County, Kansas. On May 28, 2014, we formed New Western Operating LLC, our wholly-owned subsidiary, to handle all operational duties for managing our leases and oil and gas exploration, drilling and production in the state of Kansas. On June 30, 2014, we formed NWDP Energy, LLC, a wholly-owned subsidiary registered in the state of Nevada, to explore, drill and produce oil and gas in Montana. On December 22, 2014, the Company formed an entity New Western Montana Oil & Gas Corporation (the “New Western Montana”) to enter into an agreement with Forward Energy, LLC, a Montana limited liability company, and formed an entity NWE/Forward Energy LLC, incorporated in the State of Montana by changing the name of NWDP Energy, LLC to NWE/Forward Energy, LLC on January 8, 2015 and register in the state of Montana. New Western Montana, a wholly-owned subsidiary of the Company, and managing member of NWE/ Forward Energy LLC, owns 51% interest in NWE/Forward Energy LLC and Forward Energy owns 49% interest in NWE/Forward Energy LLC. On April 9, 2015, we formed an entity NWE Oil & Gas Program #1 LP, a California limited partnership for the sole purpose of ownership, drilling and management of (a) all currently operating oil and gas wells located on the leased property in Osage County, Oklahoma, and (b) new oil and gas wells. The Company is the General Partner and shall own not less than a 51% ownership interests and the Limited Partners shall own up to 49% ownership interests in the California Limited Partnership. On May 1, 2015, we formed an entity New Osage Energy Corporation, a wholly-owned subsidiary, registered in the state of Oklahoma to operate and manage Company’s oil and gas properties in Oklahoma.

We were incorporated in the State of Nevada on September 25, 2008. Our principal executive offices are located at 300 Spectrum center Drive, Suite 400, Irvine, California 92618. Our telephone and fax numbers are (949) 435-0977 and (949) 861-3123, respectively.

Table of Contents	26

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

Results of Operations

Our consolidated results of operations for the three months and nine months ended September 30, 2015 included the operation of the Company, our wholly-owned subsidiaries New Western Mineral Extraction, Inc., Royal Texan Energy Co., New Western Operating LLC, New Western Montana Oil & Gas Corporation, New Osage Energy Corporation and our 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP, and our 92.65% majority owned subsidiary NWE Oil & Gas Program #1, LP. Our consolidated results of operations for the three months and nine months periods ended September 30, 2014 included the operation of the Company, our wholly-owned subsidiaries New Western Mineral Extraction, Inc., Royal Texan Energy Co., New Western Operating, LLC, NWDP Energy, LLC and our 51% majority owned subsidiary 2013 NWE Drilling Program 1 LP.

We reported a net loss applicable to the Company’s common stockholders of $1,415,158 and $2,399,257 for the three months and nine months ended September 30, 2015 as compared to a net loss of $199,565 and $1,950,764 for the same periods in 2014. The increase in loss of $1,215,593 for the three months ended September 30, 2015 as compared to 2014 was primarily due to the loss on settlement of convertible promissory notes of $875,804, increase in fair value of embedded conversion option and warrant liability expense of $406,986, and increase in interest expense of $258,865. The increase in loss was offset by reduction in general and administrative expenses of $269,521, reduction in depreciation, depletion and amortization of $14,972, reduction in oil and gas production costs of $117,928 due to sale of oil and gas leases in Rogers County and Nowata County in Oklahoma, reduction in loss applicable to noncontrolling interest of $53,101and increase in preferred stock dividend of $13,230. The increase in loss applicable to the Company’s common stockholders of $448,493 for the nine months ended September 30, 2015 was primarily due to increase in losses of $732,058 on settlement of promissory notes, and increase in loss of $1,090,074 due to change in fair value of embedded conversion option and warrant liability expense. The increase in loss was offset by reduction in depreciation, depletion and amortization of $64,514 due to the sale of oil and gas leases in January 2015 located in Rogers County and Nowata County in Oklahoma, reduction in general and administrative expenses of $536,472, reduction in oil and gas production costs of $415,916 due to sale of oil and gas leases in Oklahoma, reduction in interest expense of $792,268 due to settlement of promissory notes, increase in preferred stock dividend of $48,811, and reduction in loss applicable to noncontrolling interest of $95,072.

Table of Contents	27

Revenues

Revenues for the three and nine months periods ended September 30, 2015 were $18,452 and $77,801 as compared to $131,660 and $313,782 for the same comparable periods in 2014. Revenues for the three months ended September 2015 primarily consisted of gas sales of $18,453 from Farwell and Puckett leases in Kansas, as compared to revenues for the three months ended September 30, 2014 which consisted of oil sales of $78,611 from Volunteer, Lander and Puckett leases in Kansas, Winchester II and Anna lease in Oklahoma, and $51,649 in gas sales from Farwell and Puckett leases in Kansas, and Moab leases in Oklahoma, and $1,400 from disposal of salt water.

Revenues for the nine months ended September 30, 2015 consisted of oil sales of $6,469 from Farwell lease in Kansas and Winchester II lease in Oklahoma, $69,232 in gas sales from Farwell and Puckett leases in Kansas, and $2,100 from disposal of salt water. Revenues decreased by $113,207 for the three months ended September 30, 2015 and $235,981 for the nine months ended September 30, 2015 as compared to the comparable prior year periods primarily due to the Company assigning its ownership interest in Volunteer and Lander leases to settle its debt in August 2014 and sale of Rogers County, Oklahoma and Nowata County, Oklahoma oil and gas leases in January 2015.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2015 were $276,998 and $1,223,430 as compared to $669,467 and $2,176,590 for the same comparable periods in 2014. Operating expenses consisted of depreciation, depletion and amortization expense, general and administrative expense, impairment expense, loss on sale of oil and gas leases, and oil and gas production expense.

Depreciation, depletion and amortization expense for the three and nine months ended September 30, 2015 was $3,932 and $12,271 as compared to $18,904 and $76,785 for the same periods ended in 2014. Depreciation expense decreased by $6,315 and $16,839 for the three and nine months periods ended in September 2015 as compared to the same comparable period in 2014 as a result of the Company selling in January 2015, oil and well equipment placed in oil and gas leases in Rogers County and Nowata County in Oklahoma. Depletion expense decreased by $3,375 and $9,970 for the three and nine months ended September 30, 2015 as compared to the same comparable periods in 2014 primarily due to the assigning of Company’s ownership interest in oil and gas properties in Rogers County and Nowata County in Oklahoma resulting in reduced production of oil and gas. Amortization expense on the unproved oil and gas properties for the three and nine months periods ended September 30, 2015 was $0 since the management took a conservation position in January 2013 to amortize the lease acquisition costs of all unproved oil and gas properties over the remaining lease term. No amortization expense was recorded on unproved mineral properties for the three and nine months periods ended September 30, 2015 since the lease acquisition cost of mineral properties was fully amortized in 2014. We recorded amortization expense on unproved mineral properties of $5,449 and $38,143 for the three months and nine months periods ended September 30, 2014. For the three and nine months ended September 30, 2015, we recorded $156 and $438 as amortization cost as the cost of plugging oil wells over the remaining estimated life of the wells. No such amortization expense of cost to plug wells was recorded in 2014.

General and administrative expenses (G&A) for the three and nine months ended September 30, 2015 were $236,411 and $1,051,271 as compared to $505,932 and $1,587,743 for the same periods ended September 30, 2014. G&A expenses decreased by $269,521 and $536,472 for the three and nine months periods ended September 30, 2015 as compared to the same comparable periods in 2014 as the Company recorded a reduction in commission expense in fees for raising capital, a reduction in insurance expense for directors and officers insurance coverage, reduction in business advisory, consulting, accounting, legal and professional fees, reduction in officer’s compensation expense, reduction in marketing fees, and a reduction in shareholders services fees.

Table of Contents	28

Impairment expense for the three and nine months ended September 30, 2015 was $9,952 and $29,856 as compared to $0 and $0 for the same periods in 2014. Since the oil and gas properties are classified as unproved properties, management took a conservative position to impair the lease acquisition costs of unproved properties over their remaining lease term and recorded the impairment expense.

On January 22, 2015, the Company entered into an agreement with a third party to assigns all of its rights and ownership interests in Rogers County and Nowata County leases in Oklahoma for $100,000. The transaction closed on March 1, 2015 and the Company received $90,000 of the sale price on March 3, 2015. The remaining balance of $10,000 will be received subject to completion of takeover of the leases. The Company recorded a loss of $0 and $33,886 for the three and nine months periods ended September 30, 2015 on assigning its ownership interest in oil & gas properties located in Rogers County and Nowata County in Oklahoma.

Oil and gas production expenses for the three and nine months ended September 30, 2015 were $26,703 and $96,146, as compared to $144,631 and $512,062 for the same periods in 2014. Oil and gas production expenses decreased by $117,928 and $415,916 for the three and nine months ended September 30, 2015 as compared to the same comparable period in 2014, primarily because the Company incurred expenses on exploration, drilling and production costs of new wells associated with Farwell gas lease, and Volunteer and Landers oil lease during the three and nine months ended September 30, 2014 and did not incur any drilling and exploration costs for the same comparable months ended in 2015 as the Company assigned its ownership interest in Volunteer and Landers lease in August 2014 to settle its debt on a convertible promissory Note, and sold its ownership interest in oil & gas properties located in Rogers County and Nowata County in Oklahoma in January 2015.

Interest expense for the three and nine months ended September 30, 2015 was $167,725 and $496,349 as compared to ($91,140) and $1,288,617 for the same comparable periods ended in 2014. Interest expense decreased by $258,865 and $792,268 for the three and nine months periods ended September 30, 2015 as compared to the same comparable periods in 2014 as a result of (i) interest expense of $39,932 and $122,522 for the three and nine months ended September 30, 2015 as compared to $57,840 and $182,407 for the same comparable periods ended in 2014, on the promissory notes and convertible notes payable executed by us for our working capital needs and acquisitions, (ii) interest expense of $1,741 and $1,741 for the three and nine months ended September 30, 2015 as compared to $87,674 and $289,599 for the same periods ended in 2014 related to the amortization of original issue discount, (iii) interest expense of $14,496 and $14,496 for the three and nine months periods ended September 30, 2015 as compared to $(435,820) and $69,264 for the same periods in 2014 related to the amortization of the debt discount due to embedded conversion option liabilities on convertible Notes, (iv) interest expense of $6,742 and $118,304 for the three and nine months periods ended September 30, 2015 as compared to $38,130 and $137,888 for the same periods in 2014 related to the amortization of debt issue costs, and (v) interest expense of $0 and $0 for the three and nine months ended September 30, 2015 as compared to $161,036 and $609,459 for the same periods in 2014 relating to the amortization of debt discount on warrants and lender fees on a convertible Note

The convertible promissory notes issued by us on (i) June 5, 2013 for $75,000, (ii) September 26, 2013 for $50,000, (iii) November 6, 2013 for $1,232,000, and (iv) November 5, 2013 promissory note to a stockholder for $1,500,000 with warrants attached, and (v) September 8, 2015 for $55,000, qualifies for derivative accounting treatment due to the variable conversion formula. As a result, we recorded an expense of $102,184 for the three months ended September 30, 2015 and an income of $41,167 for the nine months ended September 30, 2015 due to a change in the fair value of the liabilities for the embedded conversion option derivative instrument, as compared to an income due to a change in the fair value of the liabilities for the embedded conversion option derivative instrument of $304,802 and $1,131,241 for the same periods in 2014. The change in the fair value of embedded conversion option and warrant liability was included in other income (expenses) as of September 30, 2015 and 2014, respectively.

Preferred stock dividend expense for the three and nine months ended September 30, 2015 was $24,433 and $62,393 as compared to $11,204 and $13,582 for the same periods in 2014. Dividend was calculated at an annual rate of 7% per annum in the first year and 10% per annum in the second year for the contributions received from the preferred stockholders. The Company has received in cash $287,000 from the sale of preferred shares for the nine months ended September 30, 2015 and $635,000 for the same comparable period in 2014. On August 6, 2015, the Company issued 1,270,000 shares of common stock valued at their fair value of $60,960 to settle the preferred stock dividend payable to Series A Preferred shareholders and recorded a loss of $13,112 upon settlement of preferred stock dividend to Series A Preferred Stockholders for the three months ended September 30, 2015.

Table of Contents	29

Our 51% owned subsidiary 2013 NWE Drilling Program 1 LP recorded a loss of $58,309 and $236,935 for the three and nine months periods ended September 30, 2015 as compared to a loss of $166,678 and $430,960 for the same periods ended in 2014. We allocated limited partnership’s loss of $28,571 and $116,098 for the three months and nine months ended September 30, 2015 and a loss of $81,672 and $211,170 for the same comparable periods in 2014 to its noncontrolling member in our consolidated financial statements as of September 30, 2015 and 2014, respectively. As a result, the noncontrolling interest of the limited partner was reduced to $147,797 at September 30, 2015.

Liquidity and Capital Resources

Cash and cash equivalents were $60,900 at September 30, 2015 as compared to $11,000 at December 31, 2014. As shown in the accompanying consolidated financial statements, we recorded a loss of $2,399,257 applicable to New Western Energy Corporation common stockholders for the nine months ended September 30, 2015 as compared to a loss of $1,950,764 for the same period in 2014. At September 30, 2015, our working capital deficit was $1,173,329. Net cash used in operating activities for the nine months ended September 30, 2015 was $872,131. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern.

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

Table of Contents	30

•	Curtail our operations significantly
•	Sell our oil, gas and mineral leases
•	Seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to oil, gas and mineral leases or markets, or
•	Explore other strategic alternatives including a merger or sale of our Company.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 was $872,131 which resulted primarily from our net loss of $2,399,257, depreciation, depletion and amortization expense of $12,271, impairment of oil and gas properties of $29,856, amortization of debt discount of $181,647, amortization and accretion of asset retirement obligations of $1,750, amortization of deferred debt issuance cost of $21,994, amortization of embedded conversion option liability of $1,582, loss applicable to non-controlling interest of $116,098, loss on sale of oil and gas property and related equipment of $33,886, gain on settlement of a note payable of $28,690, loss on conversion of preferred stock dividend to equity of $13,112, loss on conversion of promissory notes by issuance of cashless stock options and common stock of $875,804, change in the fair value of embedded conversion option liabilities of $73,281, change in fair value of warrant liability of $114,448, costs incurred in conjunction with issuance of convertible promissory notes of $183,103, stock based investment expense of $27,600, decrease in accounts receivable of $25,039, decrease in inventory of $3,464, decrease in prepaid expenses and other current assets of $77,207, decrease in accounts payable of $5,517, increase in accrued expenses of $107,761, and increase in accrued interest payable of $122,522.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2015 was $46,531 primarily due to cash paid for purchase of property and equipment of $1,502, cash proceeds of $90,000 received from sale of oil and gas property and related equipment in Rogers and Nowata Counties in Oklahoma, cash paid for security deposit for bonds and rent of $20,262, cash received from a note receivable of $38,336, and cash paid for paid for acquisition of oil and gas properties of $60,041.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $875,500 primarily due to cash received from sale of preferred stock of $287,000, cash received from a promissory note of $55,000, cash received from convertible promissory notes of $238,500, and cash repayment of a promissory note payable of $50,000 to Pioneer Oil Development, and cash received from sale of 3 Units to limited partners in NWE Oil and Gas Program #1 LP for $345,000.

As a result of the above activities, we experienced a net increase in cash of $49,900 for the nine months ended September 30, 2015. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Off-balance Sheet Arrangements

Since our inception through September 30, 2015, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Table of Contents	31

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2015 were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarterly period ended September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	32

PART II

Item 1. Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	33

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WESTERN ENERGY CORPORATION

Date: November 16, 2015	/s/ Javan Khazali
Javan Khazali, President (Principal Executive Officer)

Date: November 16, 2015	/s/ Haris Baha
Haris Baha, Chief Financial Officer (Principal Financial and Accounting Officer)

Table of Contents	34

 EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	35